Form 10-K/A
period 2017-12-31
Odonate Therapeutics, Inc.
filed 2018-04-02
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of March 26, 2018 was approximately $189,799,239, based on the closing price on the Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The Company has elected to use March 26, 2018 as the calculation date, as on the last business day of the Company’s most recently completed second fiscal quarter there was no public market for the Company’s common stock.

As of March 26, 2018, there were 27,331,429 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant’s prospectus filed pursuant to Rule 424(b)(4) of the U.S. Securities Act of 1933, as amended, with respect to Registration Nos. 333-221533 and 333-221931, dated December 6, 2017 and filed with the U.S. Securities and Exchange Commission (“SEC”) on December 8, 2017, is incorporated by reference into Part II of the Annual Report on Form 10-K.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Odonate Therapeutics, Inc. (the “Company” or “Odonate”) for the year ended December 31, 2017, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 14, 2018 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2017. At this time, Odonate is filing this Amendment to include Part III information in its Annual Report on Form 10-K because Odonate does not intend to file a definitive proxy statement within 120 days of December 31, 2017.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In accordance with Rule 12b-23 under the Exchange Act, this Amendment incorporates by reference the information set forth above under the caption “Documents Incorporated by Reference.” In addition, pursuant to Rule 12b-15 under the Exchange Act, Odonate is amending and refiling Item 15 of Part IV, solely to reflect the inclusion of the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and Odonate has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The disclosures contained in the Original Filing and in the documents incorporated herein and therein by reference are provided as of the date of such disclosures.

i

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding members of our Board of Directors (the “Board”) and our executive officers as of the date of this Amendment. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Kevin C. Tang	51	Chairman and Chief Executive Officer
Jeff L. Vacirca, M.D.	49	Vice Chairman
Aaron I. Davis(1)(2)(3)	39	Director
Craig A. Johnson(1)(2)(3)	56	Director
Robert H. Rosen	62	Director
George F. Tidmarsh, M.D., Ph.D.	58	Director
John G. Lemkey	37	Chief Financial Officer
Joseph P. O’Connell, M.D.	63	Chief Medical Officer
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Each of our directors stands for election at each annual meeting of stockholders and, if elected, will serve from the time of election and qualification until the next annual meeting. Each director’s term continues until the election and qualification of his or her successor, or his or her earlier death, resignation or removal. Each of our executive officers was appointed to serve until such officer’s resignation or removal.

The following is a biographical summary of the experience of our directors and executive officers:

Kevin C. Tang

Mr. Tang has served as our Chairman and Chief Executive Officer since the Company’s inception in 2013. Mr. Tang also serves as President of Tang Capital Management, LLC, a life sciences-focused investment company he founded in 2002 and an affiliate of the Company. Since 2014, Mr. Tang has served as a director and Chairman of La Jolla Pharmaceutical Company. Since 2009, Mr. Tang has served as a director of Heron Therapeutics, Inc. and, since 2012, has served as Chairman. From 2009 through its acquisition by Endo Pharmaceuticals, Inc. in 2010, he served as a director of Penwest Pharmaceuticals Co. In 2006, Mr. Tang co-founded Ardea Biosciences, Inc. and served as a director from inception through its acquisition by AstraZeneca PLC in 2012. From 2001 to 2008, he was a director of Trimeris, Inc. From 1993 to 2001, Mr. Tang held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. Mr. Tang received a B.S. degree from Duke University. The Board has concluded that Mr. Tang should serve as a director based on his experience forming and building biotechnology companies, serving as a director of numerous biotechnology companies and serving as a manager of funds specializing in the area of life sciences.

Jeff L. Vacirca, M.D.

Dr. Vacirca has served as our Vice Chairman since July 2016, as a director since January 2017 and, from March 2017 to September 2017, as our Chief Medical Officer. Since 2008, Dr. Vacirca has served as Chief Executive Officer and Managing Partner/Director of Clinical Research at New York Cancer Specialists. Since 2014, he has served on the Scientific Advisory Board of Caris Life Sciences. Dr. Vacirca currently serves as the President of Community Oncology Alliance, a non-profit organization dedicated to advocating for community oncology practices and patients with cancer. Dr. Vacirca received a B.A. degree in human biology from the University at Albany and an M.D. degree from St. George’s University. The Board has concluded that Dr. Vacirca should serve as a director based on his substantial business experience and clinical expertise in oncology.

Aaron I. Davis

Mr. Davis has served as a director since December 2016. Mr. Davis has been the Chief Executive Officer of Boxer Capital, the healthcare arm of Tavistock Group, since 2012. Mr. Davis co-founded Boxer Capital in 2005 and, prior to being appointed Chief Executive Officer, served as Portfolio Manager. Since 2016, Mr. Davis has served as a director of CiVi Biopharma, Inc. From 2006 to 2008, he served as a director of Kalypsys, Inc. From 2000 to 2004, Mr. Davis worked in the Global Healthcare Investment Banking and Private Equity Group at UBS Warburg, LLC. Mr. Davis received an M.A. degree in biotechnology from Columbia University and a B.B.A. degree in finance from Emory University. The Board has concluded that Mr. Davis should serve as a director based on his experience serving as a director of biotechnology companies and as a manager of funds specializing in the area of life sciences.

Craig A. Johnson

Mr. Johnson has served as a director since July 2017. Mr. Johnson also has been a director of Heron Therapeutics, Inc. since 2014, La Jolla Pharmaceutical Company since 2013, Mirati Therapeutics, Inc. since 2013 and GenomeDx Biosciences, Inc. since 2015. Mr. Johnson also served as a director of Ardea Biosciences, Inc. from 2008 until its acquisition by AstraZeneca PLC in 2012 and as a director of Adamis Pharmaceuticals Corporation from 2011 to 2014. From 2011 to 2012, he served as Chief Financial Officer of PURE Bioscience, Inc., and, from 2010 to 2011, Mr. Johnson served as Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc. From 2004 through its acquisition by Raptor Pharmaceuticals Corp. in 2009, he served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. and, from 2009 to 2010, as Vice President of a wholly-owned subsidiary of Raptor Pharmaceutical Corp. From 1994 to 2004, Mr. Johnson held various positions at MitoKor, Inc., most recently serving as Chief Financial Officer and Senior Vice President of Operations. Mr. Johnson received a B.B.A. degree in accounting from the University of Michigan-Dearborn. The Board has concluded that Mr. Johnson should serve as a director based on his experience serving as a director of biotechnology companies and his expertise in financial management.

Robert H. Rosen

Mr. Rosen has served as a director since July 2017. Since 2013, Mr. Rosen has served as President and as a director of Heron Therapeutics, Inc., and, from 2012 to 2013, served as Senior Vice President and Chief Commercial Officer of Heron Therapeutics, Inc. Since 2014, he has served as a director of La Jolla Pharmaceutical Company. From 2014 to 2015, Mr. Rosen served as a director of Conkwest, Inc. (now NantKwest, Inc.). In 2012, he served as Managing Partner of Scotia Nordic LLC, a life sciences advisory firm. From 2011 to 2012, Mr. Rosen served as Senior Vice President of Global Commercial Operations at Dendreon Corporation. From 2005 to 2011, he served as Global Head of Oncology at Bayer HealthCare Pharmaceuticals. From 2002 to 2005, Mr. Rosen was Vice President of the Oncology Business Unit at Sanofi-Synthèlabo Inc. Mr. Rosen received a B.S. degree in pharmacy from Northeastern University. The Board has concluded that Mr. Rosen should serve as a director based on his leadership experience in the biotechnology and pharmaceutical industries and expertise in commercializing pharmaceutical products.

George F. Tidmarsh, M.D., Ph.D.

Dr. Tidmarsh has served as a director since December 2016. Since 2012, Dr. Tidmarsh has served as President, Chief Executive Officer and a director of La Jolla Pharmaceutical Company. In 2005, Dr. Tidmarsh founded Horizon Pharma, Inc., where he served as President and Chief Executive Officer until 2008 and as a director and consultant until 2011. In 2001, he founded Threshold Pharmaceuticals, Inc., where he served as President until 2005. From 1996 to 2000, Dr. Tidmarsh held various senior positions at Coulter Pharmaceutical, Inc., most recently serving as Chief Medical Officer. Earlier in his career, Dr. Tidmarsh held various scientific and clinical positions at Sequus Pharmaceuticals, Inc., Gilead Sciences, Inc. and SyStemix, Inc. Dr. Tidmarsh received a Ph.D. degree and an M.D. degree from the Stanford University School of Medicine and a B.S. degree in microbiology from Stanford University. The Board has concluded that Dr. Tidmarsh should serve as a director based on his experience forming, building and leading biotechnology companies.

Joseph P. O’Connell, M.D.

Dr. O’Connell has served as our Chief Medical Officer since September 2017. From 2015 to 2017, Dr. O’Connell served as Vice President, Medical and Scientific Affairs, Hematology and Oncology at inVentiv Health Clinical, LLC. From 2007 to 2015, Dr. O’Connell held various positions at Pfizer Inc., most recently serving as Senior Director and Asset Global Clinical Lead for Oncology. Prior to 2007, he practiced adult medical oncology for more than 15 years, most recently as a Medical Oncologist at the Yale Cancer Center. Dr. O’Connell received a B.S. degree in biology from Fordham University and an M.D. degree from the State University of New York.

John G. Lemkey

Mr. Lemkey has served as our Chief Financial Officer since the Company’s inception in 2013. Since 2012, Mr. Lemkey has served as Chief Operating Officer of Tang Capital Management, LLC, a life sciences-focused investment company and an affiliate of the Company, which Mr. Lemkey joined in 2006. From 2003 to 2006, Mr. Lemkey was a Senior Auditor at Ernst & Young LLP. Mr. Lemkey received a B.S. degree in accounting from the University of Southern California and is a Certified Public Accountant (inactive) in the state of California.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities and to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on our review of Forms 3, 4 and 5 furnished to us or written representations that no Form 5 was required, during the year ended December 31, 2017, our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities met all applicable filing requirements under Section 16(a) of the Exchange Act in a timely manner.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our Code of Conduct is posted on our website located at www.odonate.com. We intend to disclose any material future amendments to, or waivers of, provisions of the Code of Conduct on our website within four business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”) established in accordance with section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. Davis and Johnson, each of whom qualify as an independent director, as defined under applicable Nasdaq qualification standards. Additionally, Mr. Johnson qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes information for the years ended December 31, 2017 and 2016 concerning the compensation awarded to, earned by or paid to our principal executive officer and the two other most highly compensated executive officers as of December 31, 2017 (the “Named Executive Officers” or “NEOs”):

				Non-Equity
			Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Awards(1)	Compensation(2)	Compensation(3)	Total
Kevin C. Tang(4)	2017	$1	$-	$-	$-	$1
Chairman and Chief Executive Officer	2016	$1	$-	$-	$-	$1
Robert D. Millham(5)(6) Former Chief Operating Officer	2017	$168,182	$3,022,231	$200,000	$5,045	$3,395,458
Joseph P. O’Connell, M.D.(6) Chief Medical Officer	2017	$108,712	$2,590,030	$60,000	$6,861	$2,765,603
(1)

The amounts reported in this column reflect the grant-date fair values of incentive units granted to each NEO, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our incentive units, see Note 6 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.

(2)	The amounts reported in this column reflect each NEO’s performance-based cash bonus paid.
(3)	The amounts reported in this column reflect the Company’s matching contributions to each NEO’s 401(k) plan account.
(4)	Mr. Tang has elected to receive an annual salary of $1.00 and to not receive any bonuses, option awards or other compensation.
(5)	Mr. Millham’s employment with the Company terminated in February 2018.
(6)	Compensation was pro-rated based on the portion of the year such officer served as an NEO.

Outstanding Option Awards as of December 31, 2017

The following table presents information regarding the outstanding option awards held by each of the NEOs as of December 31, 2017:

Option Awards
			Number	Number
			of Securities	of Securities
			Underlying	Underlying	Option	Option
		Vesting	Unexercised	Unexercised	Award	Award
	Award	Commencement	Option Awards (#)	Option Awards (#)	Exercise	Expiration
Name	Type	Date	Exercisable	Unexercisable(1)	Price ($)	Date(2)
Kevin C. Tang(3)	-	-	-	-	$-	-
Robert D. Millham(4)	Incentive Unit	7/31/2017	-	314,140	$3.85	-
Joseph P. O’Connell, M.D.	Incentive Unit	9/9/2017	-	193,182	$14.89	-
(1)

The incentive units vest with respect to 25% of the underlying shares on the first anniversary of the vesting commencement date, with the remaining shares vesting in equal monthly installments over the following three years, subject to the NEO’s continued service to the Company through each vesting date.

(2)	The incentive units do not expire.
(3)

Mr. Tang has elected to receive an annual salary of $1.00 and to not receive any bonuses, option awards or other compensation. Accordingly, there were no option awards held by Mr. Tang as of December 31, 2017.

(4)	Mr. Millham’s employment with the Company terminated in February 2018, at which time his outstanding option awards were cancelled.

Outstanding option awards held by each of the NEOs as of December 31, 2017 are comprised of incentive units issued under the Odonate Management Holdings Equity Incentive Plan (“Management Plan”). The Management Plan was adopted in order to allow for directors, officers, employees and consultants of Odonate (the “Management Plan Participants”) to share in the performance of the Company. The incentive units issued under the Management Plan were issued to Odonate Management Holdings, LLC, which issued incentive units to the Management Plan Participants on the same terms and conditions. The incentive units generally vest over a 4-year period from either the date of grant or the commencement of service and are subject to continued service requirements. Generally, on termination of services, unvested incentive units are forfeited. Following the initial public offering, the vested incentive units may be exercised by the Management Plan Participants, with the value received by the Management Plan Participants in the form of cash or shares of common stock equal to the fair market value on the date of exercise less the exercise price of the incentive unit. Following the Conversion, as defined in Note 1 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017, the Company has not granted, and will no longer grant, incentive units.

Compensation Arrangements with Named Executive Officers

All compensation arrangements with NEOs constitute “at-will” employment, meaning the NEO can terminate employment at any time, for any reason or for no reason. Similarly, the Company is free to terminate an NEO at any time, for any reason or for no reason. NEOs receive an annual base salary and are eligible to earn an annual performance-based cash bonus. In determining the annual performance-based cash bonus for each NEO, the NEO’s annual base salary is multiplied by his or her target bonus percentage, and the resulting amount is then multiplied by the corporate performance percentage approved by the Board, which is dependent on the achievement of corporate performance goals. In certain instances, the NEO’s annual performance-based cash bonus is subject to a minimum threshold. NEOs are also eligible to receive an equity interest in the Company in the form of option awards. Option awards generally vest over a 4-year period from either the date of grant or the commencement of service and are subject to continued service requirements. Compensation arrangements with NEOs do not provide for severance benefits.

Defined Contribution Plan

We adopted a defined contribution 401(k) plan available to eligible employees, including NEOs. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. We make a mandatory annual contribution of 3% of the eligible employees’ compensation to the 401(k) plan. In addition, we make matching contributions of up to 6% of the eligible employees’ compensation to the 401(k) plan.

Director Compensation

We adopted a director compensation plan whereby we pay an annual retainer of $50,000 per year to each non-employee director, with an additional $25,000 annual fee for service as the vice chairman of the Board, $15,000 annual fee for service as chairperson of the Audit Committee and $10,000 annual fee for service as chairperson of the Compensation Committee. Such cash fees are paid quarterly in arrears. We also may make periodic equity grants to such directors, but we have no current commitments to do so. We reimburse our directors for their reasonable out-of-pocket expenses incurred in performing services, including expenses for attending board and committee meetings.

The following table shows the compensation earned in 2017 by the directors who served on the Board during the year ended December 31, 2017.

	Fees Earned or	Option
Name	Paid in Cash	Awards(1)	Total
Kevin C. Tang(2)	$-	$-	$-
Jeff L. Vacirca, M.D.	$75,000	$-	$75,000
Aaron I. Davis(2)	$-	$-	$-
Craig A. Johnson(3)	$31,250	$755,510	$786,760
Robert H. Rosen(3)	$20,833	$755,510	$776,343
George F. Tidmarsh, M.D., Ph.D.	$50,000	$31,462	$81,462
(1)

The amounts reported in this column reflect the grant-date fair values of incentive units granted to the directors calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our incentive units, see Note 6 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. The aggregate number of option awards outstanding for Dr. Vacirca, Mr. Johnson, Mr. Rosen and Dr. Tidmarsh as of December 31, 2017 was 632,732, 78,530, 78,530, and 246,822, respectively. There were no option awards held by Messrs. Tang and Davis as of December 31, 2017.

(2)	Messrs. Tang and Davis have waived all compensation for their services on the Board.
(3)	Fees earned or paid in cash were pro-rated based on the portion of the year such director served on the Board.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2017, our Compensation Committee was comprised of Messrs. Davis and Johnson. None of the members of the Compensation Committee have ever been an employee or officer of the Company. To the extent any members of our Compensation Committee and affiliates of theirs have participated in transactions with us, a description of those transactions is described in Item 13 of this Amendment.

Our Chairman and Chief Executive Officer, Mr. Tang, served during all of 2017 as the Chairman of the Board of each of La Jolla Pharmaceutical Company and Heron Therapeutics, Inc. He also served during all of 2017 on the compensation committee of Heron Therapeutics, Inc. During this same time, Dr. Tidmarsh served as President and Chief Executive Officer of La Jolla Pharmaceutical Company, and Mr. Rosen served as President of Heron Therapeutics, Inc. Notwithstanding these interlocking relationships, our independent directors do not believe that these relationships are problematic from a corporate governance perspective, since Mr. Tang has elected to receive total compensation of $1.00 annually for his service as Chairman and Chief Executive Officer.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table presents information regarding beneficial ownership of our equity interests as of March 26, 2018 by:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding equity interests;

•	our named executive officers (“NEOs”);

•	each of our directors; and

•	all of our executive officers and directors as a group.

The percentage ownership information shown in the column titled “Percentage of Shares Beneficially Owned” in the table below is based on 27,331,429 shares of common stock outstanding as of March 26, 2018.

Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission (“SEC”) and, thus, represents voting or investment power with respect to our securities as of March 26, 2018. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each individual listed in this table is 4747 Executive Drive, Suite 510, San Diego, CA 92121.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
Greater than 5% Holders
Tang Capital Partners, LP(1)	12,412,338	45.4%
Affiliates of Boxer Capital(2)	3,472,694	12.7%
Odonate Holdings, LLC(3)	2,931,402	10.7%
Franklin Resources, Inc.(4)	1,577,927	5.8%
Named Executive Officers and Directors
Kevin C. Tang(1)	12,412,338	45.4%
Aaron I. Davis(2)	645,756	2.4%
Jeff L. Vacirca, M.D.(5)	270,463	1.0%
George F. Tidmarsh, M.D., Ph.D.(6)	77,075	*
Craig A. Johnson	-	-
Robert H. Rosen	-	-
Robert D. Millham(7)	-	-
Joseph P. O'Connell, M.D.	-	-
All executive officers and directors as a group (8 persons)(8)	13,405,632	49.0%
*	Indicates ownership of less than one percent.
(1)

These securities are beneficially owned by Tang Capital Partners, LP ("TCP"). TCP shares voting and dispositive power over such shares of common stock with Tang Capital Management, LLC (“TCM”) and Kevin C. Tang. TCM, as the general partner of TCP, and Kevin C. Tang, as the manager of TCM, may be deemed to beneficially own the shares of the common stock owned by TCP. Mr. Tang is the Chairman and Chief Executive Officer of the Company. Additionally, these securities include a total of 154,285 shares of common stock that are held of record by Odonate Holdings, LLC (“Odonate Holdings”). Odonate Holdings has granted a proxy to TCP giving TCP the sole authority to vote such shares of common stock. The address of the foregoing entities is 4747 Executive Drive, Suite 510, San Diego, CA 92121.

(2)

Affiliates of Boxer Capital consist of Boxer Capital, LLC (“Boxer Capital”), which is the beneficial owner of 2,826,938 shares of common stock, and Aaron I. Davis, the Chief Executive Officer of Boxer Capital and a director of the Company, who is the beneficial owner of 645,756 shares of common stock. Boxer Asset Management Inc. (“Boxer Management”) is the majority owner of Boxer Capital. Joe Lewis, a natural person, is the sole indirect beneficial owner of and controls Boxer Management. Mr. Davis is not deemed to be the beneficial owner of the shares of common stock held by Boxer Capital. The address for the Affiliates of Boxer Capital is 11682 El Camino Real, Suite 320, San Diego, CA 92130.

(3)

Odonate Holdings, LLC (“Odonate Holdings”) retains record title to a total of 2,931,402 shares of common stock, which represents the total number of shares of common stock underlying outstanding incentive units previously granted to employees, officers, directors and consultants through the Odonate Management Holdings Equity Incentive Plan, excluding 154,285 shares of common stock held by Odonate Holdings for the benefit of TCP. Odonate Holdings gave to the Company an irrevocable proxy directing the Company to vote all shares of common stock underlying outstanding incentive units held by Odonate Holdings, with such vote to be cast in the same proportion as the votes cast by all other stockholders of the Company. Accordingly, Odonate Holdings does not have any voting control of any shares that it may own. The address of Odonate Holdings is 4747 Executive Drive, Suite 510, San Diego, CA 92121.

(4)

Based on a Schedule 13G filed with the SEC on February 5, 2018 by Franklin Resources, Inc. (“FRI”). These securities are beneficially owned by one or more open‑ or closed‑end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries (each, an “Investment Management Subsidiary” and, collectively, the “Investment Management Subsidiaries”) of FRI. When an investment management contract (including a sub‑advisory agreement) delegates to an Investment Management Subsidiary investment discretion or voting power over the securities held in the investment advisory accounts that are subject to that agreement, FRI treats the Investment Management Subsidiary as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Accordingly, Franklin Advisers, Inc. and Fiduciary Trust Company International report sole investment discretion and voting authority over 1,567,527 and 10,400 shares of common stock, respectively, and may be deemed to be the beneficial owners of these securities. The principal address of the foregoing entities is One Franklin Parkway, San Mateo, CA 94403.

(5)	Represents 270,463 shares of common stock underlying incentive units exercisable by Dr. Vacirca within 60 days of March 26, 2018.
(6)	Represents 77,075 shares of common stock underlying incentive units exercisable by Dr. Tidmarsh within 60 days of March 26, 2018.
(7)	Mr. Millham’s employment with the Company terminated in February 2018.
(8)	Includes the shares of common stock underlying incentive units exercisable within 60 days of March 26, 2018 referred to in footnotes (5) and (6).

Equity Plan Compensation Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2017:

Number of
	Number of		Securities Remaining
	Securities to Be	Weighted-average	Available for Future
	Issued upon Exercise	Exercise Price	Issuance under Equity
	of Outstanding	of Outstanding	Compensation Plans,
	Options, Warrants	Options, Warrants	excluding Securities
	and Rights	and Rights	Reflected in Column (1)
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders(1)	3,115,101	$5.50	5,116,301
Equity compensation plans not approved by security holders	-	$-	-
Total	3,115,101	$5.50	5,116,301
(1)	Includes the Odonate Therapeutics, Inc. 2017 Stock Option Plan, Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan and Odonate Management Holdings Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have described below each transaction or series of similar transactions since January 1, 2017, or any currently proposed transaction, to which we were or are a party in which:

•	the amount involved exceeded or exceeds $120,000; and

•

any of our directors or executive officers, any beneficial owner of more than 5% of any class of our voting securities or any member of their immediate family had or will have a direct or indirect material interest.

Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission and generally includes voting or investment power with respect to such securities.

Related Party Transaction Policy

Our Board has adopted a written related party transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related party transactions. For purposes of our policy only, a related party transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related party are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related party is any director or executive officer, any beneficial owner of more than 5% of any class of our voting securities or any member of their immediate family with a direct or indirect material interest.

Under the policy, if a transaction has been identified as a related party transaction, including any transaction that was not a related party transaction when originally consummated or any transaction that was not initially identified as a related party transaction prior to consummation, our management must present information regarding the related party transaction to our Audit Committee or, if Audit Committee approval would be inappropriate, to another independent body of our Board for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related parties, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related party transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related party transactions, our Audit Committee, or other independent body of our Board, will take into account the relevant available facts and circumstances, including, but not limited to:

•	the risks, costs and benefits to us;

•	the impact on a director’s independence in the event that the related party is a director, immediate family member of a director or an entity with which a director is affiliated;

•	the availability of other sources for comparable services or products; and

•	the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related party transaction, our Audit Committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee, or other independent body of our Board, determines in the good-faith exercise of its discretion.

Related Party Transactions

The following table sets forth a summary of the sale of our securities to related parties since January 1, 2017. For a description of beneficial ownership, see Item 12 of this Amendment.

	Shares of	Total Purchase
Purchaser	Common Stock	Price
Tang Capital Partners, LP(1)	5,255,434	$68,519,009
Boxer Capital, LLC(2)	1,431,440	$19,101,091
Franklin Resources, Inc.(3)	1,370,427	$28,000,007
(1)

These securities are beneficially owned by Tang Capital Partners, LP ("TCP"). TCP beneficially owns more than 5% of our outstanding equity interests. TCP shares voting and dispositive power over such shares of common stock with Tang Capital Management, LLC (“TCM”) and Kevin C. Tang. TCM, as the general partner of TCP, and Mr. Tang, as the manager of TCM, may be deemed to beneficially own the shares of the common stock owned by TCP. Mr. Tang is the Chairman and Chief Executive Officer of the Company. Prior to the initial public offering (“IPO”), certain of these shares of common stock were acquired by Tang Capital Partners II, LP (“TCPII”) and TCPIL BL, LLC (“TCPIL”), which are affiliates of TCP. In connection with the IPO, TCPII and TCPIL transferred their shares of common stock to TCP.

(2)

Aaron I. Davis is the Chief Executive Officer of Boxer Capital, LLC (“Boxer Capital”) and is also a director of the Company. Boxer Capital beneficially owns more than 5% of our outstanding equity interests. Boxer Asset Management Inc. (“Boxer Management”) is the majority owner of Boxer Capital. Joe Lewis, a natural person, is the sole indirect beneficial owner of and controls Boxer Management. Mr. Davis is not deemed to be the beneficial owner of the shares of common stock held by Boxer Capital.

(3)

These securities are beneficially owned by one or more open‑ or closed‑end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries (each, an “Investment Management Subsidiary” and, collectively, the “Investment Management Subsidiaries”) of Franklin Resources, Inc. (“FRI”). FRI beneficially owns more than 5% of our outstanding equity interests. When an investment management contract (including a sub‑advisory agreement) delegates to an Investment Management Subsidiary investment discretion or voting power over the securities held in the investment advisory accounts that are subject to that agreement, FRI treats the Investment Management Subsidiary as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Accordingly, the Investment Management Subsidiaries reporting sole investment discretion and voting authority over shares of common stock may be deemed to be the beneficial owners of these securities. Prior to the IPO, certain of these shares of common stock were acquired by funds managed by Franklin Advisers, Inc. (“FAV”), including Franklin Strategic Series–Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds–Franklin Biotechnology Discovery Fund. FAV is an indirect wholly owned subsidiary of FRI.

In March 2017, we raised $10.0 million through the sale of 2,593,024 shares of common stock at a price of $3.86 per share of common stock (the “March 2017 Financing”). In the March 2017 Financing, we sold a total of 1,949,658 shares of common stock to entities affiliated with Tang Capital Partners, LP (“TCP”), which is beneficially owned by Mr. Tang, our Chairman and Chief Executive Officer, and 544,816 shares of common stock to Boxer Capital. Mr. Davis is the Chief Executive Officer of Boxer Capital and is also a director of the Company.

In September 2017, we raised $74.0 million through the sale of 4,968,132 shares of common stock at a price of $14.90 per share of common stock (the “September 2017 Financing”). In the September 2017 Financing, we sold a total of 2,014,110 shares of common stock to entities affiliated with TCP, which is beneficially owned by Mr. Tang, our Chairman and Chief Executive Officer, and 469,958 shares of common stock to Boxer Capital. Mr. Davis is the Chief Executive Officer of Boxer Capital and is also a director of the Company. We also sold 537,094 shares of common stock to Franklin Resources, Inc. (“FRI”).

In December 2017, we closed our initial public offering (“IPO”) of 6,250,000 shares of common stock at a public offering price of $24.00 per share. In January 2018, the underwriters in the IPO purchased 441,073 shares of common stock in connection with the exercise of their option to purchase additional shares of common stock. The aggregate gross proceeds from the IPO were $160.6 million, and the net proceeds were $147.3 million after deducting underwriting discounts and commissions and offering costs. In the IPO, TCP, which is beneficially owned by Mr. Tang, our Chairman and Chief Executive Officer, purchased 1,291,666 shares of common stock through the underwriters at the IPO price for an aggregate purchase price of $31.0 million. Boxer Capital, where Mr. Davis, one of our directors, is the Chief Executive Officer, purchased 416,666 shares of common stock through the underwriters at the IPO price for an aggregate purchase price of $10.0 million. FRI purchased 833,333 shares of common stock through the underwriters at the IPO price for an aggregate purchase price of $20.0 million.

During the year ended December 31, 2017, the Company received certain services and other benefits from an affiliate of our Chairman and Chief Executive Officer. The Company was not charged any fees for these services and other benefits, which included personnel costs for research and development and administrative functions, rent and facility costs and other direct expenses. From January 1, 2017 through December 31, 2017, a total of $1.8 million of services and other benefits were provided without charge to the Company, which amount was recorded as a non-cash contribution for expense with a corresponding increase to additional paid-in capital. See Note 9 to our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017. In 2017, for his services as interim Chief Medical Officer, our Vice Chairman was paid cash compensation of $201,383.

Certain of the transactions described above were consummated prior to our adoption of the formal, written policy described above, and, accordingly, such policies and procedures were not followed with respect to those transactions. For all transactions described above that were consummated after our adoption of the policy, we followed our policies and procedures, which required review of the transactions.

Director Independence

Our Board has reviewed the independence of all directors in light of each director’s (or any family member’s, if applicable) affiliations with the Company and members of management, as well as significant holdings of the Company’s securities. The Board uses the definition of independence from the Nasdaq Stock Market listing standards to assess independence of our directors. The Nasdaq rules have objective tests and a subjective test for determining who is an “independent director.” The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations, but considers all relevant facts and circumstances. After considering the foregoing factors, our Board has determined that Messrs. Davis and Johnson qualify as “independent directors” as defined by Nasdaq rules. Mr. Tang and Dr. Vacirca are not deemed to be independent under Nasdaq rules by virtue of their current and past employment with the Company, respectively. Dr. Tidmarsh and Mr. Rosen are not deemed independent due to Mr. Tang’s prior and current service on the compensation committees of La Jolla Pharmaceutical Company and Heron Therapeutics, Inc., respectively.

The members of our Audit Committee must satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act (“Rule 10A-3”). In order to be considered independent for purposes of Rule 10A-3, no member of the Audit Committee may, other than in his or her capacity as a member of the Audit Committee, the Board or any other committee of the Board: (i) accept, directly or indirectly, any consulting, advisory or other compensatory fee from us or any of our subsidiaries; or (ii) directly, or indirectly through one or more intermediaries, control, be controlled by or be under common control with us or any of our subsidiaries. As we recently completed our IPO, we are currently relying on the phase-in exemption to the Nasdaq independence rules provided by Nasdaq Marketplace Rule 5615(b)(1). We intend to comply with the requirements of the Nasdaq Global Select Market with respect to board and committee composition as they become applicable to us.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the years ended December 31, 2017 and 2016 by Squar Milner LLP, our principal accountant:

	2017	2016
Audit Fees(1)	$203,342	$32,559
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$203,342	$32,559

(1)

“Audit Fees” consists of fees for professional services provided in connection with the audit of our annual financial statements and the review of our quarterly financial statements. The 2017 Audit Fees also include fees for professional services provided in connection with our initial public offering, including comfort letters, auditor consents and review of documents filed with the U.S Securities and Exchange Commission.

Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2017 and 2016 were approved by the Audit Committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The response to this portion of Item 15 is set forth under Item 8 of the Original Filing and the information incorporated by reference herein.

(a)(2) Financial Statement Schedules

No financial statement schedules are provided because the information called for is not required or is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

Exhibit No.	Description

3.1

Certificate of Incorporation of Odonate (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221533), as filed with the SEC on November 27, 2017)

3.2	Bylaws of Odonate (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221533), as filed with the SEC on November 27, 2017)

10.1+**	Limited Liability Company Operating Agreement of Odonate Holdings, LLC

10.2+**	Odonate Therapeutics, Inc. 2017 Stock Option Plan

10.3+**	Form of Stock Option Award

10.4+**	Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan

10.5†

License Agreement, dated as of June 3, 2013, with Daiichi Sankyo Company, Limited (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-221533), as filed with the SEC on November 13, 2017)

10.6+

Form of Indemnification Agreement to be entered into between Odonate Therapeutics, Inc. and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-221533), as filed with the SEC on November 27, 2017)

24.1	Power of Attorney (included on signature page of Original Filing)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1#

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Prospectus filed pursuant to Rule 424(b)(4) of the U.S. Securities Act of 1933, as amended, with respect to Registration Nos. 333-221533 and 333-221931 dated December 6, 2017, as filed with the SEC on December 8, 2017

*	Filed herewith
**	Filed with the Annual Report on Form 10-K filed on February 14, 2018
†	Confidential treatment has been granted with respect to certain portions (indicated by asterisks) of this exhibit. Omitted portions have been filed separately with the SEC
+	Indicates a management contract or compensatory plan or arrangement
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

ODONATE THERAPEUTICS, INC.

Date: April 2, 2018	By:	/s/ Kevin C. Tang
Kevin C. Tang
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated below.

Signature	Title	Date

/s/ Kevin C. Tang Kevin C. Tang	Chairman and Chief Executive Officer (principal executive officer)	April 2, 2018

/s/ John G. Lemkey John G. Lemkey	Chief Financial Officer (principal financial and accounting officer)	April 2, 2018

* Jeff L. Vacirca, M.D.	Director, Vice Chairman	April 2, 2018

* Aaron I. Davis	Director	April 2, 2018

* Craig A. Johnson	Director	April 2, 2018

* Robert H. Rosen	Director	April 2, 2018

* George F. Tidmarsh, M.D., Ph.D.	Director	April 2, 2018

By: /s/ John G. Lemkey John G. Lemkey *(Attorney-in-Fact)		April 2, 2018