Form 10-Q
period 2018-03-31
Odonate Therapeutics, Inc.
filed 2018-05-03
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 001-38318

Odonate Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2493065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4747 Executive Drive, Suite 510

San Diego, CA 92121

(858) 731-8180

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 12, 2018, there were 26,885,689 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

In this Quarterly Report on Form 10-Q, unless context requires otherwise, references to “we,” “us,” “our,” “Odonate” or “the Company” refer to: (i) Odonate Therapeutics, Inc. as of and following the completion of the conversion from a Delaware limited liability company to a Delaware corporation on December 6, 2017 (the “Conversion”); and (ii) Odonate Therapeutics, LLC before the completion of the Conversion. All common stock and per share amounts for all periods presented in this Quarterly Report on Form 10-Q have been adjusted retroactively, where applicable, to reflect the Conversion.

Item 1. Financial Statements

ODONATE THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash	$195,246	$198,105
Prepaid expenses	3,568	4,841
Total current assets	198,814	202,946
Property and equipment, net	202	165
Restricted cash	250	-
Other	457	383
Total assets	$199,723	$203,494
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$5,166	$4,302
Accrued expenses	4,533	3,210
Total current liabilities	9,699	7,512
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 26,885,689 and 26,890,356 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	244	240
Additional paid-in capital	245,953	235,034
Accumulated deficit	(56,173)	(39,292)
Total stockholders' equity	190,024	195,982
Total liabilities and stockholders' equity	$199,723	$203,494

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Operating expenses:
Research and development	$14,460	$2,454
General and administrative	2,421	272
Total operating expenses	16,881	2,726
Net loss	$(16,881)	$(2,726)
Net loss per share:
Basic and diluted	$(0.69)	$(0.26)
Weighted-average shares outstanding:
Basic and diluted	24,351,019	10,464,723

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(16,881)	$(2,726)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	1,011	9
Non-cash contributions for expenses	64	766
Depreciation	16	2
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,199	6
Accounts payable	815	7
Accrued expenses	1,323	166
Net cash used in operating activities	(12,453)	(1,770)
Cash flows from investing activities:
Purchases of property and equipment	(4)	-
Net cash used in investing activities	(4)	-
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,848	10,000
Net cash provided by financing activities	9,848	10,000
Net (decrease) increase in cash and restricted cash	(2,609)	8,230
Cash and restricted cash, beginning of period	198,105	2,599
Cash and restricted cash, end of period	$195,496	$10,829
Supplemental disclosure of cash flow information:
Issuance costs included in accounts payable and accrued expenses	$-	$14
Property and equipment purchases included in accounts payable	$49	$21

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

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

As of March 31, 2018, the Company had $195.2 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes the Company’s existing cash as of March 31, 2018 will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s unaudited condensed financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The preparation of the Company’s condensed financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and the accompanying notes. The most significant estimates in the Company’s condensed financial statements relate to accrued expenses and equity-based compensation expense. These estimates are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Summary of Significant Accounting Policies

During the three months ended March 31, 2018, there were no changes to the Company’s significant accounting policies as described in Note 2 to the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). This guidance requires recognition of lease assets and lease liabilities on the balance sheet and disclosure of key information about leasing arrangements. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 and interim periods thereafter. Early adoption is permitted. The guidance is required to be adopted at the earliest period presented using a modified retrospective approach. The Company is evaluating the impact the adoption of ASU 2016-02 will have on its financial statements and disclosures.

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. Basic net loss per share excludes 2,485,662 and 2,329,770 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of March 31, 2018 and 2017, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to cancellation until such incentive units are vested and exercised, and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised. During the three months ended March 31, 2018, 445,740 shares of common stock held by Odonate Holdings were canceled as a result of incentive unit forfeitures.

Diluted net loss per share is calculated by adjusting weighted-average common stock outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

4. Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
	(in thousands)
Accrued clinical development costs	$2,980	$3,033
Accrued compensation and related expenses	1,451	169
Other accrued expenses	102	8
Total accrued expenses	$4,533	$3,210

5. Commitments and Contingencies

Commitments

In March 2018, the Company entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease expires on December 31, 2019. The Company has an option to extend the San Diego Lease for an additional 5 years at the end of the initial term.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of March 31, 2018, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash.

The Company enters into contracts in the normal course of business with third-party contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancelable contracts and not considered contractual obligations and commitments.

Contingencies

The Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

6. Stockholders’ Equity

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

Non-cash Contributions for Expenses

For the three months ended March 31, 2018 and 2017, the Company recorded non-cash contributions for expenses of $0.1 million and $0.8 million, respectively, related to certain costs incurred on behalf of the Company and recorded corresponding increases to additional paid-in capital (see Note 10).

7. Equity Incentive Plans

2017 Stock Option Plan and 2017 Employee Stock Purchase Plan

A total of 4,800,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). As of March 31, 2018, 3,996,959 shares of common stock remained available for future grants under the 2017 Plan.

A total of 500,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”), and no shares were issued under the ESPP as of March 31, 2018.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the three months ended March 31, 2018 is summarized as follows:

	Equity Awards	Weighted-average Exercise Price per Share
Outstanding at December 31, 2017	3,115,101	$5.50
Granted	647,271	$24.57
Exercised	-	$-
Cancelled/forfeited	(473,669)	$8.15
Outstanding at March 31, 2018	3,288,703	$8.87
Exercisable at March 31, 2018	681,102	$0.54

Equity-based Compensation Expense

For the three months ended March 31, 2018 and 2017, the weighted-average grant-date fair value per equity award was $16.14 and $0.48, respectively. The Company estimated the fair value of each equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2018	2017
Expected volatility	73%	76% – 78%
Expected life	6 years	6 years
Risk-free interest rate	2.3% – 2.6%	2.1% – 2.2%
Expected dividend yield	0%	0%

The classification of equity-based compensation expense is summarized as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Equity-based compensation expense:
Research and development	$939	$9
General and administrative	72	-
Total equity-based compensation expense	$1,011	$9

As of March 31, 2018, total unrecognized equity-based compensation expense related to unvested equity awards was $20.9 million, which will be recognized over a weighted-average period of 3.2 years.

8. Income Taxes

Prior to the Conversion, the Company operated as a limited liability company (“LLC”). An LLC combines corporate protection from personal liability for business debts along with the pass-through tax structure of a partnership or sole proprietorship. Business income from an LLC is passed through the business to the LLC members, who report their share of profits or losses on their respective income tax returns. Net operating losses incurred by the Company through the date of the Conversion are passed through to the LLC members and are not able to be carried forward to the Company. Accordingly, no provision for income taxes is reflected in the Company’s condensed financial statements for the three months ended March 31, 2017 and through the Conversion.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

From the Conversion through March 31, 2018, the Company did not record a provision for income taxes due to a full valuation allowance against its deferred tax assets.

As of March 31, 2018 and December 31, 2017, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets.

As of March 31, 2018 and December 31, 2017, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

9. License Agreement

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

10. Related Party Transactions

Commencing in 2016, the Company received certain services and other benefits from an affiliate (the “Affiliate”) of the Chairman and Chief Executive Officer of the Company. The Company was not charged any fees for these services and other benefits, which included personnel costs for research and development and administrative functions, rent and facility costs and other direct expenses. For the three months ended March 31, 2018 and 2017, the Company recorded expense of $0.1 million and $0.8 million, respectively, for services and other benefits provided without charge to the Company, which amounts were recorded as corresponding increases to additional paid-in capital. Personnel costs were based on actual costs incurred by the Affiliate, which were allocated based on the estimated percentage of time employees spent on Odonate on an employee-by-employee basis. Rent and facility costs were based on actual costs incurred by the Affiliate and allocated based on the Company’s use of shared space using headcount. Other direct expenses paid by the Affiliate were specifically identifiable to the Company and were allocated directly to the Company. The Chairman and Chief Executive Officer of the Company has elected to receive an annual salary of $1.00 and to not receive any bonuses, equity or other compensation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q and our audited financial statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, and such statements may involve substantial risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to acquisitions, business trends and other information referred to under this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events. Forward-looking statements are also based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors are described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. We caution you that these risks, uncertainties and other factors may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

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

Components of Our Results of Operations

Research and Development Expense

Research and development expense consists primarily of costs associated with the development of our product candidates and include salaries, equity-based compensation expense, benefits, travel and other related costs for personnel engaged in research and development functions; expense incurred under agreements with contract research organizations (“CROs”), investigative sites and consultants that conduct our preclinical and clinical studies; manufacturing development and scale-up expense and the cost of acquiring and manufacturing clinical study materials and commercial materials, including manufacturing registration and validation batches; payments to consultants engaged in the development of our product candidates, including equity-based compensation expense, travel and other expense; costs related to compliance with quality and regulatory requirements; and research and development facility-related expense, which includes direct and allocated expense, and other related costs.

Research and development expense is charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

All of our research and development expense to date has been incurred in connection with the development of tesetaxel. We expect our research and development expense to increase for the foreseeable future as we advance tesetaxel through clinical development, including the conduct of our ongoing Phase 3 study, CONTESSA.

General and Administrative Expense

General and administrative expense consists primarily of salaries, equity-based compensation expense, benefits, travel, facility-related expense and other related costs for personnel in finance and administrative functions. General and administrative expense also includes professional fees for legal, patent, consulting, accounting and audit services and other related costs.

We anticipate that our general and administrative expense will increase in the future as we build our infrastructure to support our continued research and development of tesetaxel. We also anticipate increased expense related to accounting, legal and regulatory-related services associated with maintaining compliance with exchange listing and the U.S. Securities and Exchange Commission (the “SEC”) requirements, director and officer insurance premiums and other costs associated with being a public company.

Results of Operations

The following table summarizes our results of operations for each of the periods below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating expenses:
Research and development	$14,460	$2,454
General and administrative	2,421	272
Total operating expenses	$16,881	$2,726

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Clinical development costs	$9,393	$1,389
Personnel and related costs	4,066	1,022
Equity-based compensation expense	939	9
Other research and development costs	62	34
Total research and development expense	$14,460	$2,454

Research and development expense was $14.5 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $12.0 million was primarily due to increased activities in connection with our tesetaxel clinical development program.

General and Administrative Expense

The following table summarizes our general and administrative expense for each of the periods below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
General and administrative costs	$2,349	$272
Equity-based compensation expense	72	-
Total general and administrative expense	$2,421	$272

General and administrative expense was $2.4 million and $0.3 million for the three months ended March 31, 2018 and 2017, respectively. The increase of $2.1 million was due to increased administrative support costs in connection with our tesetaxel clinical development program.

Liquidity and Capital Resources

As of March 31, 2018 and December 31, 2017, we had cash in the amount of $195.2 million and $198.1 million, respectively. We believe that our existing cash as of March 31, 2018 will be sufficient to meet our anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

We have incurred losses in each year since our inception. Our net loss was $16.9 million and $2.7 million for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018 and December 31, 2017, we had an accumulated deficit of $56.2 million and $39.3 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. Since our inception, we have raised $238.1 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(12,453)	$(1,770)
Investing activities	(4)	-
Financing activities	9,848	10,000
Net (decrease) increase in cash and restricted cash	$(2,609)	$8,230

Net cash used in operating activities was $12.5 million and $1.8 million for the three months ended March 31, 2018 and 2017, respectively. Net cash used in operating activities was the result of our net loss and change in working capital, partially offset by equity-based compensation expense, depreciation expense and non-cash contributions for expenses by an affiliate of a significant stockholder.

Net cash used in investing activities was $4,000 for the three months ended March 31, 2018. Net cash used in investing activities was the result of purchases of property and equipment. No cash was used in investing activities for the three months ended March 31, 2017.

Net cash provided by financing activities was $9.8 million and $10.0 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018, net cash provided by financing activities was the result of our sale of common stock to the underwriters in our IPO in connection with the exercise of their option to purchase additional shares of common stock for net proceeds of $9.8 million. For the three months ended March 31, 2017, net cash provided by financing activities was the result of our sale of common stock in a private financing for net proceeds of $10.0 million.

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

Contractual Obligations and Commitments

In March 2018, the Company entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease expires on December 31, 2019. The Company has an option to extend the San Diego Lease for an additional 5 years at the end of the initial term.

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction after 3.5 years. As of March 31, 2018, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash.

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

Jumpstart Our Business Startups Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under this act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. However, we also intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. We will remain an emerging growth company for 5 years unless, prior to that time, we: (i) have more than $1.07 billion in annual gross revenue; (ii) have a market value for our common stock held by non-affiliates of more than $700 million as of the last day of our second fiscal quarter of any fiscal year; or (iii) issue more than $1.0 billion of non-convertible debt over a three-year period.

Critical Accounting Policies and Significant Judgments and Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 are most critical to understanding and evaluating our reported financial results. During the three months ended March 31, 2018, there were no changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 2 to our condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three months ended March 31, 2018, there were no material changes to our market risks as disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Use of Proceeds

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

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1

Certificate of Incorporation of Odonate (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File No. 333-221533), as filed with the SEC on November 27, 2017)

3.2	Bylaws of Odonate (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-221533), as filed with the SEC on November 27, 2017)

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1#

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ODONATE THERAPEUTICS, INC.

Date: May 3, 2018	By:	/s/ Kevin C. Tang
Kevin C. Tang
Chairman and Chief Executive Officer
(principal executive officer)

/s/ John G. Lemkey
John G. Lemkey
Chief Financial Officer
(principal financial and accounting officer)