Form 10-Q
period 2018-06-30
Odonate Therapeutics, Inc.
filed 2018-07-30
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 10, 2018, there were 26,891,691 shares of common stock outstanding.

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

Item 1. Financial Statements

ODONATE THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash	$177,427	$198,105
Prepaid expenses	3,327	4,841
Total current assets	180,754	202,946
Property and equipment, net	1,504	165
Restricted cash	250	-
Other	498	383
Total assets	$183,006	$203,494
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$4,702	$4,302
Accrued expenses	5,553	3,210
Deferred rent, current portion	39	-
Total current liabilities	10,294	7,512
Deferred rent, less current portion	390	-
Total liabilities	10,684	7,512
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 26,890,708 and 26,890,356 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	244	240
Additional paid-in capital	247,641	235,034
Accumulated deficit	(75,563)	(39,292)
Total stockholders' equity	172,322	195,982
Total liabilities and stockholders' equity	$183,006	$203,494

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$17,024	$3,282	$31,484	$5,736
General and administrative	2,755	618	5,176	890
Total operating expenses	19,779	3,900	36,660	6,626
Loss from operations	(19,779)	(3,900)	(36,660)	(6,626)
Interest income	389	-	389	-
Net loss	$(19,390)	$(3,900)	$(36,271)	$(6,626)
Net loss per share:
Basic and diluted	$(0.79)	$(0.31)	$(1.49)	$(0.57)
Weighted-average shares outstanding:
Basic and diluted	24,402,466	12,740,822	24,376,885	11,609,062

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(36,271)	$(6,626)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	2,600	310
Non-cash contributions for expenses	64	1,688
Depreciation and amortization	60	5
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,399	23
Accounts payable	287	51
Accrued expenses	2,343	437
Deferred rent	433	-
Net cash used in operating activities	(29,085)	(4,112)
Cash flows from investing activities:
Purchases of property and equipment	(1,289)	(36)
Net cash used in investing activities	(1,289)	(36)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,848	9,986
Proceeds from issuance of common stock under ESPP	98	-
Initial public offering costs	-	(3)
Net cash provided by financing activities	9,946	9,983
Net (decrease) increase in cash and restricted cash	(20,428)	5,835
Cash and restricted cash, beginning of period	198,105	2,599
Cash and restricted cash, end of period	$177,677	$8,434
Supplemental disclosure of cash flow information:
Issuance costs included in accounts payable and accrued expenses	$-	$51
Property and equipment purchases included in accounts payable	$113	$33

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Business

Odonate Therapeutics, Inc. (“Odonate” or the “Company”) is a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. The Company’s initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: significant activity against chemotherapy-resistant tumors; oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; and no history of hypersensitivity (allergic) reactions. In patients with metastatic breast cancer, tesetaxel was shown to have significant, single-agent antitumor activity in two, multicenter, Phase 2 studies. The Company is conducting a multinational, multicenter, randomized, Phase 3 study in patients with locally advanced or metastatic breast cancer, known as CONTESSA. The Company’s goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

On December 11, 2017, the Company closed its initial public offering (“IPO”) of 6,250,000 shares of common stock at a public offering price of $24.00 per share. On January 10, 2018, the Company sold 441,073 additional shares of common stock pursuant to an option granted to the underwriters in the Company’s IPO. The aggregate gross proceeds from the IPO were $160.6 million, and the net proceeds were $147.3 million after deducting underwriting discounts and commissions and offering costs.

As of June 30, 2018, the Company had $177.4 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes the Company’s existing cash as of June 30, 2018 will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s condensed financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Summary of Significant Accounting Policies

During the three and six months ended June 30, 2018, other than the policies described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Cash and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in checking and savings accounts. Income generated from cash held in savings accounts is recorded as interest income. As of June 30, 2018, the Company held no cash equivalents. Cash is classified as restricted cash when it is reserved for a specific purpose and, therefore, is not available for immediate or general business use.

Property and Equipment

Property and equipment consists of office equipment, software, furniture and fixtures and leasehold improvements. Office equipment, software and furniture and fixtures are stated at cost and depreciated on a straight-line basis over the estimated useful life of the related assets, which generally ranges from three to five years. Leasehold improvements are amortized over the lesser of the estimated useful life or the remaining term of the lease.

Deferred Rent

Rent expense is recorded on a straight-line basis over the term of the lease. The difference between rent expense and amounts paid under the lease agreement is recorded as deferred rent. Tenant improvement allowances and other lease incentives are recorded as deferred rent and amortized on a straight-line basis over the term of the lease as reductions to rent expense.

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

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration of common stock equivalents. Basic net loss per share excludes 2,485,662 and 2,329,770 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of June 30, 2018 and 2017, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised. No shares of common stock held by Odonate Holdings were cancelled during the three months ended June 30, 2018. During the six months ended June 30, 2018, 445,740 shares of common stock held by Odonate Holdings were cancelled as a result of incentive unit forfeitures.

Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

4. Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
	(in thousands)
Accrued clinical development costs	$3,344	$3,033
Accrued compensation and related expenses	2,115	169
Other accrued expenses	94	8
Total accrued expenses	$5,553	$3,210

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

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of June 30, 2018, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash.

The Company enters into contracts in the normal course of business with third-party contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

Contingencies

The Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

6. Stockholders’ Equity

Common Stock Sales

On December 11, 2017, the Company closed its IPO of 6,250,000 shares of common stock at a public offering price of $24.00 per share. On January 10, 2018, the Company sold 441,073 additional shares of common stock pursuant to an option granted to the underwriters in the Company’s IPO. The aggregate gross proceeds from the IPO were $160.6 million, and the net proceeds were $147.3 million after deducting underwriting discounts and commissions and offering costs.

Non-cash Contributions for Expenses

Non-cash contributions for expenses represent certain services and other benefits received by the Company from an affiliate without charge to the Company (see Note 10). These services and other benefits are recorded as expense with corresponding increases to additional paid-in capital. No services and other benefits provided without charge to the Company were recorded for the three months ended June 30, 2018. The Company recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million for the six months ended June 30, 2018 and $0.9 million and $1.7 million for the three and six months ended June 30, 2017, respectively, for services and other benefits provided without charge to the Company.

7. Equity Incentive Plans

2017 Stock Option Plan

A total of 4,800,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). As of June 30, 2018, 3,642,045 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

A total of 500,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2018, 494,981 shares of common stock remained available for future grants under the ESPP.

Management Plan

Prior to the Conversion, the Company issued an aggregate of 2,931,402 incentive units under the Management Plan. As of June 30, 2018, 2,485,662 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan. Following the Conversion, the Company has not granted, and will no longer grant, any incentive units.

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the six months ended June 30, 2018 is summarized as follows:

	Equity Awards	Weighted-average Exercise Price per Share
Outstanding at December 31, 2017	3,115,101	$5.50
Granted	1,087,173	$24.09
Exercised	-	$-
Cancelled/forfeited	(558,657)	$10.25
Outstanding at June 30, 2018	3,643,617	$10.32
Exercisable at June 30, 2018	813,667	$0.73

Equity-based Compensation Expense

For the six months ended June 30, 2018 and 2017, the weighted-average grant-date fair value per equity award was $15.81 and $0.48, respectively. The Company estimated the fair value of each equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2018	2017
Expected volatility	72% - 73%	76%
Expected life	6 years	6 - 10 years
Risk-free interest rate	2.3% - 2.6%	2.1% - 2.3%
Expected dividend yield	0%	0%

Under the ESPP, eligible employees may purchase shares of the Company’s common stock twice per month at a price equal to 85% of the closing price of the Company’s common stock on the date of each purchase. The benefit received by the employees, which is equal to a 15% discount on the shares of the Company’s common stock purchased, is recognized as equity-based compensation expense on the date of each purchase.

The classification of equity-based compensation expense is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Equity-based compensation expense:
Research and development	$1,264	$301	$2,203	$310
General and administrative	325	-	397	-
Total equity-based compensation expense	$1,589	$301	$2,600	$310

As of June 30, 2018, total unrecognized equity-based compensation expense related to unvested equity awards was $23.0 million, which will be recognized over a weighted-average period of 3.0 years. As of June 30, 2018, there was no unrecognized equity-based compensation expense related to shares of common stock issued under the ESPP.

8. Income Taxes

Prior to the Conversion, the Company operated as a limited liability company (“LLC”). An LLC combines corporate protection from personal liability for business debts along with the pass-through tax structure of a partnership or sole proprietorship. Business income from an LLC is passed through the business to the LLC members, who report their share of profits or losses on their respective income tax returns. Net operating losses incurred by the Company through the date of the Conversion were passed through to the LLC members and are not able to be carried forward to the Company. Accordingly, no provision for income taxes is reflected in the Company’s condensed financial statements for the three and six months ended June 30, 2017 and through the Conversion.

From the Conversion through June 30, 2018, the Company did not record a provision for income taxes due to a full valuation allowance against its deferred tax assets.

As of June 30, 2018 and December 31, 2017, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets.

As of June 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

10. Related Party Transactions

Commencing in 2016, the Company received certain services and other benefits from an affiliate (the “Affiliate”) of the Chairman and Chief Executive Officer of the Company. The Company was not charged any fees for these services and other benefits, which included personnel costs for research and development and administrative functions, rent and facility costs and other direct expenses. No expense for services and other benefits provided without charge to the Company was recorded for the three months ended June 30, 2018. The Company recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million for the six months ended June 30, 2018 and $0.9 million and $1.7 million for the three and six months ended June 30, 2017, respectively, for services and other benefits provided without charge to the Company. Personnel costs were based on actual costs incurred by the Affiliate, which were allocated based on the estimated percentage of time employees spent on Odonate on an employee-by-employee basis. Rent and facility costs were based on actual costs incurred by the Affiliate and allocated based on the Company’s use of shared space using headcount. Other direct expenses paid by the Affiliate were specifically identifiable to the Company and were allocated directly to the Company. The Chairman and Chief Executive Officer of the Company has elected to receive an annual salary of $1.00 and to not receive any bonuses, equity or other compensation.

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

Company Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: significant activity against chemotherapy-resistant tumors; oral administration with a low pill burden; a long (~ 8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; and no history of hypersensitivity (allergic) reactions. In patients with metastatic breast cancer, tesetaxel was shown to have significant, single-agent antitumor activity in two, multicenter, Phase 2 studies. We are conducting a multinational, multicenter, randomized, Phase 3 study in patients with locally advanced or metastatic breast cancer, known as CONTESSA, and we expect to report top-line results from this study in 2020. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

Components of Our Results of Operations

Research and Development Expense

Research and development expense consists primarily of costs associated with the development of our product candidates and includes salaries, equity-based compensation expense, benefits, travel and other related costs for personnel engaged in research and development functions; expense incurred under agreements with contract research organizations (“CROs”), investigative sites and consultants that conduct our preclinical and clinical studies; manufacturing development and scale-up expense and the cost of acquiring and manufacturing clinical study materials and commercial materials, including manufacturing registration and validation batches; payments to consultants engaged in the development of our product candidates, including equity-based compensation expense, travel and other expense; costs related to compliance with quality and regulatory requirements; and research and development facility-related expense, which includes direct and allocated expense, and other related costs.

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

Results of Operations

The following table summarizes our results of operations for each of the periods below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development expense	$17,024	$3,282	$31,484	$5,736
General and administrative expense	2,755	618	5,176	890
Interest income	389	-	389	-

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Clinical development costs	$11,088	$834	$20,481	$2,223
Personnel and related costs	4,587	1,514	8,653	2,536
Equity-based compensation expense	1,264	301	2,203	310
Other research and development costs	85	633	147	667
Total research and development expense	$17,024	$3,282	$31,484	$5,736

Research and development expense was $17.0 million and $31.5 million for the three and six months ended June 30, 2018, respectively, compared to $3.3 million and $5.7 million for the same periods in 2017, respectively. The increase in research and development expense was due to increased activities in connection with our tesetaxel clinical development program.

General and Administrative Expense

The following table summarizes our general and administrative expense for each of the periods below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
General and administrative costs	$2,430	$618	$4,779	$890
Equity-based compensation expense	325	-	397	-
Total general and administrative expense	$2,755	$618	$5,176	$890

General and administrative expense was $2.8 million and $5.2 million for the three and six months ended June 30, 2018, respectively, compared to $0.6 million and $0.9 million for the same periods in 2017, respectively. The increase in general and administrative expense was due to increased administrative support costs in connection with our tesetaxel clinical development program.

Interest Income

Interest income was $0.4 million for both the three and six months ended June 30, 2018 and consists of income generated from cash held in savings accounts. No interest income was generated for the same periods in 2017.

Liquidity and Capital Resources

As of June 30, 2018 and December 31, 2017, we had cash in the amount of $177.4 million and $198.1 million, respectively. We believe that our existing cash as of June 30, 2018 will be sufficient to meet our anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the SEC.

We have incurred losses in each year since our inception. Our net loss was $19.4 million and $36.3 million for the three and six months ended June 30, 2018, respectively, compared to $3.9 million $6.6 million for the same periods in 2017, respectively. As of June 30, 2018 and December 31, 2017, we had an accumulated deficit of $75.6 million and $39.3 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. Since our inception, we have raised $238.2 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below:

	Six Months Ended
	June 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(29,085)	$(4,112)
Investing activities	(1,289)	(36)
Financing activities	9,946	9,983
Net (decrease) increase in cash and restricted cash	$(20,428)	$5,835

Net cash used in operating activities was $29.1 million and $4.1 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used in operating activities was the result of our net loss and change in working capital, partially offset by equity-based compensation expense, depreciation and amortization expense and non-cash contributions for expenses by an affiliate of a significant stockholder.

Net cash used in investing activities was $1.3 million and $36,000 for the six months ended June 30, 2018 and 2017, respectively. Net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $9.9 million and $10.0 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018, net cash provided by financing activities was primarily the result of net proceeds of $9.8 million from the sale of common stock pursuant to an option granted to the underwriters in our initial public offering. For the six months ended June 30, 2017, net cash provided by financing activities was the result of our sale of common stock in a private financing for net proceeds of $10.0 million.

Until such time as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic partnerships and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, associated intellectual property, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidate even if we would otherwise prefer to develop and market such product candidate ourselves.

Contractual Obligations and Commitments

In March 2018, we entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease expires on December 31, 2019. We have an option to extend the San Diego Lease for an additional 5 years at the end of the initial term.

In February 2018, we entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. We have an option to extend the New York Lease for an additional three years at the end of the initial term. Further, we provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction after 3.5 years. As of June 30, 2018, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash.

We enter into contracts in the normal course of business with CROs, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not included in the table of contractual obligations and commitments.

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

Jumpstart Our Business Startups Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under this act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. However, we intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. We will remain an emerging growth company for 5 years unless, prior to that time, we: (i) have more than $1.07 billion in annual gross revenue; (ii) have a market value for our common stock held by non-affiliates of more than $700 million as of the last day of our second fiscal quarter of any fiscal year; or (iii) issue more than $1.0 billion of non-convertible debt over a three-year period.

Critical Accounting Policies and Significant Judgments and Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 are most critical to understanding and evaluating our reported financial results. During the three and six months ended June 30, 2018, there were no changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 2 to our condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three and six months ended June 30, 2018, there were no material changes to our market risks as disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

Use of Proceeds

On December 11, 2017, we closed our initial public offering (“IPO”) of 6,250,000 shares of common stock at a public offering price of $24.00 per share. On January 10, 2018, we sold 441,073 additional shares of common stock pursuant to an option granted to the underwriters in our IPO. The aggregate gross proceeds from the IPO were $160.6 million, and the net proceeds were $147.3 million after deducting underwriting discounts and commissions and offering costs.

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

Odonate Therapeutics, Inc.

Date: July 30, 2018	By:	/s/ Kevin C. Tang
Kevin C. Tang
Chairman and Chief Executive Officer
(principal executive officer)

/s/ John G. Lemkey
John G. Lemkey
Chief Financial Officer
(principal financial and accounting officer)