Form 10-Q
period 2018-09-30
Odonate Therapeutics, Inc.
filed 2018-10-23
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 10, 2018, there were 26,827,729 shares of common stock outstanding.

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

Item 1. Financial Statements

ODONATE THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash	$160,969	$198,105
Prepaid expenses	2,333	4,841
Total current assets	163,302	202,946
Property and equipment, net	1,894	165
Restricted cash	250	-
Other	699	383
Total assets	$166,145	$203,494
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$6,017	$4,302
Accrued expenses	8,943	3,210
Deferred rent, current portion	29	-
Total current liabilities	14,989	7,512
Deferred rent, less current portion	479	-
Total liabilities	15,468	7,512
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 26,826,699 and 26,890,356 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	244	240
Additional paid-in capital	249,922	235,034
Accumulated deficit	(99,489)	(39,292)
Total stockholders' equity	150,677	195,982
Total liabilities and stockholders' equity	$166,145	$203,494

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Operating expenses:
Research and development	$21,667	$9,126	$53,151	$14,862
General and administrative	2,960	1,246	8,136	2,136
Total operating expenses	24,627	10,372	61,287	16,998
Loss from operations	(24,627)	(10,372)	(61,287)	(16,998)
Interest income	701	-	1,090	-
Net loss	$(23,926)	$(10,372)	$(60,197)	$(16,998)
Net loss per share:
Basic and diluted	$(0.98)	$(0.74)	$(2.47)	$(1.37)
Weighted-average shares outstanding:
Basic and diluted	24,453,910	14,036,856	24,402,842	12,427,219

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(60,197)	$(16,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation	4,775	2,198
Depreciation and amortization	231	10
Non-cash contributions for expenses	64	1,730
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,192	(864)
Accounts payable	1,443	(50)
Accrued expenses	5,733	2,191
Deferred rent	432	-
Net cash used in operating activities	(45,327)	(11,783)
Cash flows from investing activities:
Purchases of property and equipment	(1,612)	(68)
Net cash used in investing activities	(1,612)	(68)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,848	83,974
Proceeds from issuance of common stock under ESPP	205	-
Initial public offering costs	-	(218)
Net cash provided by financing activities	10,053	83,756
Net (decrease) increase in cash and restricted cash	(36,886)	71,905
Cash and restricted cash, beginning of period	198,105	2,599
Cash and restricted cash, end of period	$161,219	$74,504
Supplemental disclosure of cash flow information:
Issuance costs included in accounts payable and accrued expenses	$-	$571
Property and equipment purchases included in accounts payable	$272	$35

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Business

Odonate Therapeutics, Inc. (“Odonate” or the “Company”) is a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. The Company’s initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer, tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. The Company is conducting a multinational, multicenter, randomized, Phase 3 study in patients with locally advanced or metastatic breast cancer, known as CONTESSA. The Company’s goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

On December 11, 2017, the Company closed its initial public offering (“IPO”) of 6,250,000 shares of common stock at a public offering price of $24.00 per share. On January 10, 2018, the underwriters exercised their option to purchase 441,073 additional shares of common stock in the Company’s IPO. The aggregate gross proceeds from the IPO were $160.6 million, and the net proceeds were $147.3 million after deducting underwriting discounts and commissions and offering costs.

As of September 30, 2018, the Company had $161.0 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes the Company’s existing cash as of September 30, 2018 will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Summary of Significant Accounting Policies

During the nine months ended September 30, 2018, other than the policies described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Cash and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in checking and savings accounts. Income generated from cash held in savings accounts is recorded as interest income. As of September 30, 2018, the Company held no cash equivalents. Cash is classified as restricted cash when it is reserved for a specific purpose and, therefore, is not available for immediate or general business use.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). This guidance requires lessees to recognize operating leases with a term greater than one year on the balance sheet as a right-of-use asset and corresponding lease liability. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, and early adoption is permitted. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. Although the Company is in the process of evaluating the impact the adoption of ASU 2016-02 will have on its financial statements, the Company expects the most significant changes will be the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for its San Diego Lease and New York Lease (see Note 5).

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration of common stock equivalents. The basic net loss per share calculation excludes 2,205,770 and 2,365,950 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of September 30, 2018 and 2017, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised. During the three and nine months ended September 30, 2018, 209,712 shares of common stock held by Odonate Holdings were transferred to incentive unitholders on the net exercise of 218,868 incentive units and are included in the basic net loss per share calculation. During the three and nine months ended September 30, 2018, 61,024 and 506,764 shares of common stock held by Odonate Holdings were cancelled as a result of incentive unit forfeitures, respectively.

Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

4. Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017
	(in thousands)
Accrued clinical development costs	$6,257	$3,033
Accrued compensation and related expenses	2,615	169
Other accrued expenses	71	8
Total accrued expenses	$8,943	$3,210

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

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of September 30, 2018, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash.

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

6. Stockholders’ Equity

Common Stock Sales

On December 11, 2017, the Company closed its IPO of 6,250,000 shares of common stock at a public offering price of $24.00 per share. On January 10, 2018, the underwriters exercised their option to purchase 441,073 additional shares of common stock in the Company’s IPO. The aggregate gross proceeds from the IPO were $160.6 million, and the net proceeds were $147.3 million after deducting underwriting discounts and commissions and offering costs.

Non-cash Contributions for Expenses

Non-cash contributions for expenses represent certain services and other benefits received by the Company from an affiliate without charge to the Company (see Note 10). These services and other benefits are recorded as expense with corresponding increases to additional paid-in capital. No services and other benefits provided without charge to the Company were recorded for the three months ended September 30, 2018. The Company recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million for the nine months ended September 30, 2018 and $0.1 million and $1.7 million for the three and nine months ended September 30, 2017, respectively, for services and other benefits provided without charge to the Company.

7. Equity Incentive Plans

2017 Stock Option Plan

A total of 4,800,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). As of September 30, 2018, 3,361,031 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

A total of 500,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2018, 488,810 shares of common stock remained available for future grants under the ESPP.

Management Plan

Prior to the Conversion, the Company issued an aggregate of 2,931,402 incentive units under the Management Plan. As of September 30, 2018, 2,205,770 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan. Following the Conversion, the Company has not granted, and will no longer grant, any incentive units.

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the nine months ended September 30, 2018 is summarized as follows:

	Equity Awards	Weighted-average Exercise Price per Share
Outstanding at December 31, 2017	3,115,101	$5.50
Granted	1,396,391	$23.27
Exercised	(218,868)	$0.78
Cancelled/forfeited	(647,885)	$9.91
Outstanding at September 30, 2018	3,644,739	$11.81
Exercisable at September 30, 2018	797,772	$2.31

Equity-based Compensation Expense

For the nine months ended September 30, 2018 and 2017, the weighted-average grant-date fair value per equity award was $15.24 and $12.05, respectively. The Company estimated the fair value of each equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2018	2017
Expected volatility	71% - 73%	73% - 76%
Expected life	6 years	6-10 years
Risk-free interest rate	2.3% - 2.8%	2.0% - 2.3%
Expected dividend yield	0%	0%

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

The classification of equity-based compensation expense is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Equity-based compensation expense:
Research and development	$1,844	$1,756	$4,047	$2,066
General and administrative	331	132	728	132
Total equity-based compensation expense	$2,175	$1,888	$4,775	$2,198

As of September 30, 2018, total unrecognized equity-based compensation expense related to unvested equity awards was $24.7 million, which will be recognized over a weighted-average period of 2.9 years. As of September 30, 2018, there was no unrecognized equity-based compensation expense related to shares of common stock issued under the ESPP.

8. Income Taxes

Prior to the Conversion, the Company operated as a limited liability company (“LLC”). An LLC combines corporate protection from personal liability for business debts along with the pass-through tax structure of a partnership or sole proprietorship. Business income from an LLC is passed through the business to the LLC members, who report their share of profits or losses on their respective income tax returns. Net operating losses incurred by the Company through the date of the Conversion were passed through to the LLC members and are not able to be carried forward to the Company. Accordingly, no provision for income taxes is reflected in the Company’s condensed financial statements for the three and nine months ended September 30, 2017 and through the Conversion.

From the Conversion through September 30, 2018, the Company did not record a provision for income taxes due to a full valuation allowance against its deferred tax assets.

As of September 30, 2018 and December 31, 2017, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets.

As of September 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

10. Related Party Transactions

Commencing in 2016, the Company received certain services and other benefits from an affiliate (the “Affiliate”) of the Chairman and Chief Executive Officer of the Company. The Company was not charged any fees for these services and other benefits, which included personnel costs for research and development and administrative functions, rent and facility costs and other direct expenses. No expense for services and other benefits provided without charge to the Company was recorded for the three months ended September 30, 2018. The Company recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million for the nine months ended September 30, 2018 and $0.1 million and $1.7 million for the three and nine months ended September 30, 2017, respectively, for services and other benefits provided without charge to the Company. Personnel costs were based on actual costs incurred by the Affiliate, which were allocated based on the estimated percentage of time employees spent on Odonate on an employee-by-employee basis. Rent and facility costs were based on actual costs incurred by the Affiliate and allocated based on the Company’s use of shared space using headcount. Other direct expenses paid by the Affiliate were specifically identifiable to the Company and were allocated directly to the Company. The Chairman and Chief Executive Officer of the Company has elected to receive an annual salary of $1.00 and to not receive any bonuses, equity or other compensation.

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

Company Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer, tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. We are conducting a multinational, multicenter, randomized, Phase 3 study in patients with locally advanced or metastatic breast cancer, known as CONTESSA, and we expect to report top-line results from this study in 2020. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

Components of Our Results of Operations

Research and Development Expense

Research and development expense consists primarily of costs associated with the development of our product candidates and includes: salaries, equity-based compensation expense, benefits, travel and other related costs for personnel engaged in research and development functions; expense incurred under agreements with contract research organizations (“CROs”), investigative sites and consultants that conduct our nonclinical and clinical studies; manufacturing development and scale-up expense and the cost of acquiring and manufacturing clinical study materials and commercial materials, including manufacturing registration and validation batches; payments to consultants engaged in the development of our product candidates, including equity-based compensation expense (if any), travel and other expense; costs related to compliance with quality and regulatory requirements; and research and development facility-related expense, which includes direct and allocated expense and other related costs.

Research and development expense is charged to operations as incurred when these expenditures relate to our research and development efforts and have no alternative future use. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

All of our research and development expense to date has been incurred in connection with the development of tesetaxel. We expect our research and development expense to continue to increase as we advance tesetaxel through clinical development, including the conduct of our ongoing Phase 3 study, CONTESSA.

General and Administrative Expense

General and administrative expense consists primarily of salaries, equity-based compensation expense, benefits, travel, facility-related expense and other related costs for personnel in finance and administrative functions. General and administrative expense also includes professional fees for legal, patent, consulting, accounting and audit services and other related costs. We expect our general and administrative expense to continue to increase as we build our infrastructure to support our continued research and development of tesetaxel.

Results of Operations

The following table summarizes our results of operations for each of the periods below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Research and development expense	$21,667	$9,126	$53,151	$14,862
General and administrative expense	$2,960	$1,246	$8,136	$2,136
Interest income	$701	$-	$1,090	$-

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Clinical development costs	$13,860	$4,446	$34,341	$6,669
Personnel and related costs	5,811	1,928	14,464	4,464
Equity-based compensation expense	1,844	1,756	4,047	2,066
Other research and development costs	152	996	299	1,663
Total research and development expense	$21,667	$9,126	$53,151	$14,862

Research and development expense was $21.7 million and $53.2 million for the three and nine months ended September 30, 2018, respectively, compared to $9.1 million and $14.9 million for the same periods in 2017, respectively. The increase in research and development expense was due to increased activities in connection with our tesetaxel clinical development program.

General and Administrative Expense

The following table summarizes our general and administrative expense for each of the periods below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
General and administrative costs	$2,629	$1,114	$7,408	$2,004
Equity-based compensation expense	331	132	728	132
Total general and administrative expense	$2,960	$1,246	$8,136	$2,136

General and administrative expense was $3.0 million and $8.1 million for the three and nine months ended September 30, 2018, respectively, compared to $1.2 million and $2.1 million for the same periods in 2017, respectively. The increase in general and administrative expense was due to increased administrative support costs in connection with our tesetaxel clinical development program.

Interest Income

Interest income was $0.7 million and $1.1 million for the three and nine months ended September 30, 2018, respectively, and consists of income generated from cash held in savings accounts. No interest income was generated for the same periods in 2017.

Liquidity and Capital Resources

As of September 30, 2018 and December 31, 2017, we had cash in the amount of $161.0 million and $198.1 million, respectively. We believe that our existing cash as of September 30, 2018 will be sufficient to meet our anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

We have incurred losses in each year since our inception. Our net loss was $23.9 million and $60.2 million for the three and nine months ended September 30, 2018, respectively, compared to $10.4 million and $17.0 million for the same periods in 2017, respectively. As of September 30, 2018 and December 31, 2017, we had an accumulated deficit of $99.5 million and $39.3 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. Since our inception, we have raised $238.3 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below:

	Nine Months Ended
	September 30,
	2018	2017
	(in thousands)
Net cash (used in) provided by:
Operating activities	$(45,327)	$(11,783)
Investing activities	(1,612)	(68)
Financing activities	10,053	83,756
Net (decrease) increase in cash and restricted cash	$(36,886)	$71,905

Net cash used in operating activities was $45.3 million and $11.8 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in operating activities was the result of our net loss and change in working capital, partially offset by equity-based compensation expense, depreciation and amortization expense and non-cash contributions for expenses by an affiliate of a significant stockholder.

Net cash used in investing activities was $1.6 million and $0.1 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $10.1 million and $83.8 million for the nine months ended September 30, 2018 and 2017, respectively. For the nine months ended September 30, 2018, net cash provided by financing activities was the result of net proceeds of $9.8 million from the exercise of the underwriters’ option to purchase additional shares of common stock in our initial public offering and $0.2 million in proceeds from the issuance of stock under our ESPP. For the nine months ended September 30, 2017, net cash provided by financing activities was the result of our sale of common stock in private financings for net proceeds of $84.0 million, partially offset by initial public offering costs of $0.2 million.

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

In February 2018, we entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. We have an option to extend the New York Lease for an additional three years at the end of the initial term. Further, we provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction after 3.5 years. As of September 30, 2018, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017 are most critical to understanding and evaluating our reported financial results. During the three and nine months ended September 30, 2018, there were no changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements

See Note 2 to our condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

During the three and nine months ended September 30, 2018, there were no material changes to our market risks as disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

On December 11, 2017, we closed our initial public offering (“IPO”) of 6,250,000 shares of common stock at a public offering price of $24.00 per share. On January 10, 2018, the underwriters exercised their option to purchase 441,073 additional shares of common stock in our IPO. The aggregate gross proceeds from the IPO were $160.6 million, and the net proceeds were $147.3 million after deducting underwriting discounts and commissions and offering costs.

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

Odonate Therapeutics, Inc.

Date: October 23, 2018	By:	/s/ Kevin C. Tang
Kevin C. Tang
Chairman and Chief Executive Officer
(principal executive officer)

/s/ John G. Lemkey
John G. Lemkey
Chief Financial Officer
(principal financial and accounting officer)