Form 10-K
period 2018-12-31
Odonate Therapeutics, Inc.
filed 2019-02-22
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                         to

Commission File Number: 001-38318

Odonate Therapeutics, Inc

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 29, 2018 was $215,063,401, based on the closing price on the Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 4, 2019, there were 26,752,669 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Annual Report on Form 10-K. Such risks, uncertainties and other factors include, among others, the risks, uncertainties and factors disclosed under “Risk Factors” and the following risks, uncertainties and factors:

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

There may be other factors that may cause our actual results to differ materially from the forward-looking statements, including factors disclosed under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this Annual Report on Form 10-K in the context of these risks and uncertainties.

We caution you that the risks, uncertainties and factors referred to above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Annual Report on Form 10-K apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

PART I

In this Annual Report on Form 10-K, unless context requires otherwise, references to “we,” “us,” “our,” “Odonate” or the “Company” refer to: (i) Odonate Therapeutics, Inc. as of and following the completion of the Conversion described below; and (ii) Odonate Therapeutics, LLC before the completion of the Conversion. All shares of common stock and per share amounts for all periods presented in this Annual Report on Form 10-K have been adjusted retroactively, where applicable, to reflect the Conversion.

Item 1. Business

Company Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life (“t1/2”) in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer, tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. We are conducting a multinational, multicenter, randomized, Phase 3 study in patients with locally advanced or metastatic breast cancer (“LA/MBC”), known as CONTESSA, and we expect to report top-line results from this study in 2020. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

Breast Cancer and Its Treatment

Breast cancer is the second-most common cancer worldwide, with an estimated 2.1 million new cases diagnosed per year (World Health Organization). In Europe, an estimated 523,000 new cases are diagnosed and approximately 138,000 women will die of the disease each year, making it the leading cause of cancer death in women (World Health Organization). In the U.S., an estimated 269,000 new cases are diagnosed and approximately 41,000 women will die of the disease each year, making it the second-leading cause of cancer death in women (American Cancer Society). Estimated breast cancer incidence and deaths per year in Europe, the U.S. and worldwide are shown in the following table

Estimated Breast Cancer Incidence and Deaths per Year in Europe, the U.S. and Worldwide

(1) World Health Organization (2) American Cancer Society

The prognosis for women with LA/MBC remains poor; the 5-year survival rate for metastatic disease is about 22% (American Cancer Society), making this an area of continued, high unmet medical need. Therefore, treatment that balances efficacy, tolerability and quality of life is preferred.

Clinical Benefit Is a Balance of Efficacy, Tolerability and Quality of Life

Breast cancer is a heterogeneous disease comprised of several molecular subtypes, which are commonly grouped into clinical subtypes based on receptor status (Perou et al., Nature 2000;406:747-752). Receptors that are assessed in standard clinical practice include the estrogen receptor (“ER”) and progesterone receptor (“PgR”), collectively the hormone receptors (“HR”), and human epidermal growth factor receptor 2 (“HER2”). Breast cancers generally are categorized by the presence or absence of these receptors. The most common type of breast cancer is HER2 negative and HR positive, accounting for approximately 64% of newly diagnosed cases (Howlader et al., Journal of the National Cancer Institute 2014;106(5):1-8). HER2 positive breast cancer and triple-negative breast cancer (“TNBC”), the latter of which lacks all three receptors, are less common, accounting for approximately 13% and 11% of breast cancers, respectively (Howlader et al., Journal of the National Cancer Institute 2014;106(5):1-8). Estimated U.S. breast cancer incidence by receptor status and MBC treatments by receptor status are shown in the following figure.

Estimated U.S. Breast Cancer Incidence by Receptor Status and MBC Treatments by Receptor Status

HER2=human epidermal growth factor receptor 2; HR=hormone receptor; MBC=metastatic breast cancer; TNBC=triple-negative breast cancer

(1)     Howlader et al., Journal of the National Cancer Institute 2014;106(5):1-8

(2)     Caldeira et al., Oncology and Therapy 2016;4:189-197

Treatment of HER2 Negative, HR Positive LA/MBC

HER2 negative, HR positive disease, which represents the majority of all LA/MBC cases, remains an area of high unmet medical need. Over the past two decades, only modest survival benefits have been achieved in this patient population; hence, treatment goals emphasize controlling disease-related symptoms, minimizing toxicity and maximizing quality-of-life. Patients with HER2 negative, HR positive disease are typically treated with endocrine therapy (with or without a cyclin-dependent kinase [“CDK”] 4/6 inhibitor), chemotherapy or both.

Endocrine Therapy

Endocrine agents, which target certain hormone receptors inside and on the surface of tumor cells with the goal of slowing tumor growth, are preferred as initial treatment prior to chemotherapy for most patients with HER2 negative, HR positive MBC (National Comprehensive Cancer Network 2017). These agents, which typically are used sequentially, include aromatase inhibitors (e.g., anastrozole, exemestane and letrozole), selective estrogen receptor modulators (e.g., tamoxifen) and estrogen receptor downregulators (e.g., fulvestrant). As initial therapy in post-menopausal women with HER2 negative, ER positive disease, letrozole plus the recently approved CDK 4/6 inhibitor palbociclib resulted in median progression-free survival (“PFS”) of 24.8 months, compared to 14.5 months with letrozole alone (Finn et

al., New England Journal of Medicine 2016;375(20):1925-1936). As second-line endocrine therapy in women with HER2 negative, HR positive disease, fulvestrant plus palbociclib resulted in median PFS of 9.5 months, compared to 4.6 months with fulvestrant alone (Cristofanilli et al., The Lancet 2016;17(4):425-439). However, despite these recent advances in endocrine therapy, virtually all patients will eventually progress and require subsequent treatment with chemotherapy.

Chemotherapy

In HER2 negative, HR positive LA/MBC, chemotherapy generally is used following disease progression on endocrine therapy or in women for whom endocrine therapy is not indicated. While endocrine therapy is most often the first-line treatment for women with HER2 negative, HR positive LA/MBC, a significant percentage of women receive chemotherapy as their first treatment for advanced disease. In a recent analysis of a large patient record database (n=1,272-1,640 in Europe and n=2,225-2,760 in the U.S.), chemotherapy-only regimens were given as the first therapy following a diagnosis of advanced disease 33% to 35% of the time in Europe and 34% to 42% of the time in the U.S. (Caldeira et al., Oncology and Therapy 2016;4:189-197). This suggests that a significant percentage of women are not indicated for endocrine therapy in the advanced setting due to: (i) a short relapse-free interval while on adjuvant endocrine therapy (endocrine resistance); (ii) rapidly progressing disease/visceral crisis; or (iii) endocrine intolerance.

There are several approved chemotherapy agents for the treatment of HER2 negative LA/MBC. These include: paclitaxel, nab-paclitaxel and docetaxel (taxanes); capecitabine (a fluoropyrimidine); doxorubicin and epirubicin (anthracyclines); gemcitabine (a nucleoside inhibitor); ixabepilone (an epothilone approved in the U.S.); and eribulin (a non-taxane microtubule dynamics inhibitor). The taxanes and eribulin are approved as monotherapy; capecitabine is approved as both monotherapy and combination therapy (with docetaxel); gemcitabine is approved as combination therapy only (with paclitaxel); and ixabepilone is approved in the U.S. as both monotherapy and combination therapy (with capecitabine).

The choice and sequencing of chemotherapy regimens depend on a number of factors, including physician preference, previous therapies, pre-existing medical conditions, tumor burden and patient symptoms. As shown in the following chart, capecitabine, an oral chemotherapy and taxanes are the preferred first-line chemotherapy agents in HER2 negative, HR positive MBC.

Physician-reported Preferences for First-line Chemotherapy for Patients with HER2 Negative, HR Positive MBC(1)

Recent survey of 201 U.S. community-based oncologists (1) Lin et al., Cancer Medicine 2016;5(2):209-220

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

>2.8 Million Cycles of Paclitaxel, Nab-paclitaxel and Docetaxel Administered in 2016 in Europe and the U.S.(1)

Recent survey of 201 U.S. community-based oncologists (1) Symphony Health Solutions 2016; IMS Health 2016

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

Therapies that must be given intravenously at an infusion center often are associated with(1):

•     Fear of needles and complications associated with venous access;

•     Anxiety, including institutional-triggered side effects such as nausea and vomiting;

•     Heightened awareness of life-threatening disease presence; and

•     Disruption of daily activities.

(1) Gornas et al., European Journal of Cancer Care 2010;19(1):131-136; Schott et al., BMC Cancer 2011;11:129

Tesetaxel: An Orally Administered Taxane with Improved Pharmacologic Properties

Tesetaxel, which we believe will qualify as a New Chemical Entity (“NCE”) if and when a New Drug Application (“NDA”) is submitted, retains the same taxane core as the approved taxanes, but includes the addition of two novel, nitrogen-containing functional groups. Tesetaxel is chemically designed to: (i) not be substantially effluxed by the P-glycoprotein (“P-gp”) pump, with the intent of retaining activity against chemotherapy-resistant tumor cells; (ii) have high oral bioavailability; (iii) have high solubility; and (iv) have a long (~8 day) t1/2 in humans. The table below includes the chemical and pharmacologic properties of paclitaxel, docetaxel and tesetaxel.

Chemical and Pharmacologic Properties of Paclitaxel, Docetaxel and Tesetaxel

  (1)     At therapeutic concentrations

  (2)     The P-glycoprotein (P-gp) efflux pump mediates gastric absorption as well as chemotherapy resistance

  (3)     Shanmugam et al., Drug Development and Industrial Pharmacy 2015;41(11):1864-1876

  (4)     McEntee et al., Veterinary and Comparative Oncology 2003;1(2):105-112

  (5)     At pH conditions similar to gastric fluid

  (6)     Montaseri, Taxol: Solubility, Stability and Bioavailability 1997

  (7)     Bharate et al., Bioorganic & Medicinal Chemistry Letters 2015;25(7):1561-1567

  (8)     Tan et al., British Journal of Cancer 2014;110(11):2647-54

  (9)     Taxotere (docetaxel) prescribing label

  (10)    Lang et al., 2012 American Society of Clinical Oncology (ASCO) Annual Meeting, Journal of Clinical Oncology 2012;20(15 supp):2555

Tesetaxel has a long (~8 day) t1/2 in humans (see figure below), which may allow adequate drug levels to be maintained with relatively infrequent dosing.

 Cmax=maximum (plasma) concentration; GI50=the concentration of drug required to inhibit growth by 50%

 Q3/4W=once per week for 3 of 4 weeks; Q3W=once every 3 weeks

  (1)     Shionoya et al., Cancer Science 2003;94(5):459-66

  (2)     Trock et al., Journal of the NCI 1997;89(13):917-31

  (3)     Tan et al., British Journal of Cancer 2014;110(11):2647-54

  (4)     Lang et al., 2012 American Society of Clinical Oncology (ASCO) Annual Meeting, Journal of Clinical Oncology 2012;20(15 supp):2555

We believe that tesetaxel’s unique properties may translate into significant benefits for patients. These may include:

•	Oral administration with a low pill burden;
•	A long (~8-day) t1/2 in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing;
•	No history of hypersensitivity reactions; and
•	Significant activity against chemotherapy-resistant tumors.

Nonclinical Studies

Tesetaxel has exhibited potent antitumor activity in both in vitro (in a test tube) and in vivo (in a live organism) nonclinical studies (Shionoya et al., Cancer Science 2003;94(5):459-466). Tesetaxel retains potent antitumor activity against chemotherapy-resistant tumor cells, including tumor cells over-expressing the P-gp efflux pump. A defense mechanism of tumor cells, this efflux pump functions to expel toxins, including many chemotherapy agents.

In Vitro Antitumor Activity

Tesetaxel has exhibited potent antitumor activity in in vitro nonclinical studies, with an overall GI50 (the concentration of drug required to inhibit growth by 50%) of less than 1 nM. GI50 is a commonly used nonclinical measurement of antitumor potency; lower GI50 numbers connote higher potency (1 nM is 1/1,000th of 1 µM). In human tumor cell lines, tesetaxel largely retained antitumor cytotoxic (cell-killing)

potency against taxane-resistant (P-gp positive) and other chemotherapy-resistant tumors, while paclitaxel and docetaxel lost considerable antitumor potency (Shionoya et al., Cancer Science 2003;94(5):459-466). Consistent with this finding, the uptake and accumulation of tesetaxel in both P-gp negative and P-gp positive tumor cells were greater than that of either paclitaxel or docetaxel. The relative loss of cytotoxic potency between P-gp negative and P-gp positive tumor cells and between non-drug-resistant and drug-resistant tumor cells for paclitaxel, docetaxel and tesetaxel is shown in the following table (low numbers connote high potency, and high numbers connote low potency).

Tesetaxel Retained Activity against Chemotherapy-resistant Tumors In Vitro(1)

(1) Shionoya et al., Cancer Science 2003;94(5):459-466

In Vivo Antitumor Activity

Tesetaxel exhibited significant growth-inhibitory effects (inhibition rate [“IR”] >94%) in a P-gp positive, human breast cancer (DU4475) mouse model that exhibited resistance to both paclitaxel and docetaxel (IR values of 26%-46%) (Shionoya et al., Cancer Science 2003;94(5):459-466). The relative in vivo antitumor activity for a control, paclitaxel, docetaxel and tesetaxel is shown in the following graph.

Antitumor Activity of Paclitaxel, Docetaxel and Tesetaxel in

P-gp Positive Breast Tumors in Mice(1)

(1) Shionoya et al., Cancer Science 2003;94(5):459-466

Clinical Studies

More than 500 patients have been treated with tesetaxel across 22 clinical studies. Tesetaxel was administered as monotherapy in 17 studies and in combination with other agents in 5 studies. Studies have been completed in LA/MBC, gastric cancer, colorectal cancer, non-small cell lung cancer and other cancers as first-line, second-line or salvage therapy.

Tesetaxel, administered both alone and in combination with capecitabine, has been generally well tolerated. In the 8 studies (927A-PRT001, 927A-PRT004, 927E-PRT003, 927E-PRT005, 927E-PRT007, 927A-PRT006, TOST107 and TOST107XT) for which final study data are available, a total of 187 patients were treated with tesetaxel at 27 mg/m2 once every three weeks as monotherapy (N=156) or in combination with capecitabine at 1,750-2,500 mg/m2 (N=31). In this population, the most common Grade ≥3 (severe or serious) treatment-related adverse event (“AE”) was neutropenia (low level of neutrophils, a type of white blood cell), (33%) febrile neutropenia (fever coinciding with neutropenia) occurred in 5% of patients. The most common non-hematologic Grade ≥3 treatment-related AEs were: dehydration (5%); diarrhea (5%); fatigue (5%); and anorexia (4%). Other non-hematologic Grade ≥ 3 treatment-related AEs include: nausea (3%); peripheral neuropathy (weakness, numbness and/or pain from damage to the nerves) (3%); and vomiting (2%). Treatment-related alopecia (hair loss) (any grade) occurred in 14% of patients overall, and Grade 2 treatment-related alopecia occurred in 3% of patients. There were no hypersensitivity reactions.

Tesetaxel’s adverse event profile across all completed studies is shown in the following table.

Adverse Event Profile of 187 Patients at Doses Consistent with CONTESSA

The results from a Phase 2 clinical study of tesetaxel monotherapy in MBC (TOB203) are summarized below.

Study TOB203: A Phase 2 Study of Tesetaxel as First-line Chemotherapy for MBC

In Study TOB203, 38 patients with HER2 negative, HR positive MBC received tesetaxel orally as a single agent once every three weeks at a starting dose of 27 mg/m2. Objective response rate (“ORR”) based on Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 was the primary endpoint (Seidman et al., 2018 ASCO Annual Meeting).

Median age was 58 years (range: 36-80 years). Eighty-seven percent (87%) had visceral disease, 74% previously received at least one endocrine therapy, 68% previously received neoadjuvant or adjuvant chemotherapy and 53% previously received a taxane-containing regimen. The figures that follow show the study design and patient characteristics (Seidman et al., 2018 ASCO Annual Meeting).

In all 38 patients, the confirmed response rate was 45%. The confirmed response rate was consistent across subgroups. Forty-four percent (44%) of patients who did not previously receive a taxane-containing regimen achieved a confirmed response, compared to 45% of patients who previously received a taxane-containing regimen. Median duration of response was 10.9 months, and median progression-free survival was 5.4 months (Seidman et al., 2018 ASCO Annual Meeting).

Tumor change from baseline in target lesions by individual patient is shown in the following figure.

Tumor Change from Baseline in Target Lesions(1)

(1) Nadir change based on sum of the diameters

TOB203: Best Response

Patient response is shown in the following figure.

Response

(1) Includes one patient who was not evaluated for response

Patient response by prior taxane exposure is shown in the following figure.

Response by Prior Taxane Exposure

Tesetaxel was generally well tolerated. Neutropenia was the most common Grade ≥3 AE and occurred in 25% of the 24 patients who were not dose-escalated beyond the 27 mg/m2 starting dose (the dose selected for CONTESSA, our ongoing Phase 3 study); in these patients, febrile neutropenia occurred in one patient (4%) and Grade ≥3 neuropathy occurred in one patient (4%). There were no hypersensitivity reactions or drug-related deaths, and the rate of Grade 2 alopecia (significant hair loss) was 18%. A summary of Grade ≥3 AEs regardless of relationship is shown in the following table.

Grade ≥3 Adverse Events Regardless of Relationship

CONTESSA: A Multinational, Multicenter, Randomized, Phase 3 Study of Tesetaxel in MBC

We are conducting a 600-patient, multinational, multicenter, randomized, Phase 3 study, known as CONTESSA, that is comparing tesetaxel dosed orally at 27 mg/m2 on the first day of a 21-day cycle plus a reduced dose of capecitabine (1,650 mg/m2/day on the first 14 days of a 21-day cycle) to the approved dose of capecitabine alone (2,500 mg/m2/day on the first 14 days of a 21-day cycle) in patients with HER2 negative, HR positive LA/MBC previously treated with a taxane in the neoadjuvant (prior to surgery) or adjuvant (immediately following surgery) setting. Where indicated, patients must have received endocrine therapy with or without a CDK 4/6 inhibitor. CONTESSA’s primary endpoint is PFS assessed by an Independent Radiologic Review Committee (“IRC”). CONTESSA’s secondary endpoints are overall survival (“OS”), ORR assessed by IRC and disease control rate assessed by IRC.

CONTESSA Study Design

BID=twice per day; HER2=human epidermal growth factor receptor 2; HR=hormone receptor; LA/MBC=locally advanced or metastatic breast cancer

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

CONTESSA: Tesetaxel Arm Offers Significant Pill Burden Reduction

(1) Xeloda (capecitabine) prescribing label (2) Illustration for patients with body surface area of 1.78-1.90m2

Our rationale for the CONTESSA study design includes the following points:

•

Capecitabine is a preferred agent as a first- or second-line chemotherapy treatment for patients with HER2 negative, HR positive LA/MBC. Therefore, capecitabine, at the approved dose, is an appropriate control regimen for a registration-enabling Phase 3 study.

•	There is a high unmet medical need for combination chemotherapy regimens with improved benefit-risk profiles.
•	Combining the approved dose of capecitabine with currently available taxanes results in robust efficacy but with significant toxicity.
•	Nonclinical and clinical studies support investigating whether reducing the dose of capecitabine in combination with a taxane will reduce toxicity without a reduction in efficacy.
•	Single-agent tesetaxel has demonstrated antitumor activity in two Phase 2 studies in MBC.

Capecitabine as an Appropriate Control Regimen

Capecitabine is a preferred agent as a first- or second-line chemotherapy treatment for patients with HER2 negative, HR positive LA/MBC, particularly those previously treated with a taxane in the neoadjuvant, adjuvant or advanced setting. Therefore, capecitabine, at the approved dose, is an appropriate control regimen for a registration-enabling Phase 3 study. The FDA- and EMA-approved capecitabine regimen is 2,500 mg/m2 on the first 14 days of a 21-day cycle.

Medical Need for Combination Chemotherapy Regimens with Improved Benefit-risk Profiles

To date, combination chemotherapy regimens generally have not demonstrated superior benefit-risk profiles as compared to single-agent, sequential chemotherapy. Specifically, while currently available combination regimens have been associated with increased PFS and, in the case of docetaxel-

capecitabine, increased OS, they also have been associated with significantly increased toxicity. As a result, single-agent, sequential chemotherapy remains the standard of care for many patients.

Nonetheless, there remains a large unmet need for chemotherapy regimens, including combination regimens, with improved benefit-risk profiles. In particular, newer combinations that preserve the response rates and PFS of currently available combination regimens, but are better tolerated and easier to take, are needed.

There is a need for improved combination chemotherapy regimens due to the fact that approximately a third or more of LA/MBC patients do not receive second-line chemotherapy after progressing on first-line chemotherapy, as shown in the following table. For these patients, who are not necessarily identifiable when first-line chemotherapy is initiated, there is no opportunity for a second chemotherapy treatment. Therefore, regimens that can significantly increase PFS with minimal increase in toxicity, including regimens that incorporate two therapeutic agents, would significantly benefit patients.

Percentage of LA/MBC Patients Who Did Not Receive Additional Chemotherapy after

Progressing on First-line Chemotherapy Treatment

EU5=European Union 5 (France, Germany, Italy, Spain and the United Kingdom)

(1)     Nersesyan et al., 2014 ISPOR 17th Annual European Congress

(2)     Ray et al., Journal of Clinical Oncology 2012;30(27):116

(3)     Robert et al., Journal of Clinical Oncology 2011;29(10):1252-1260

(4)     Albain et al., Journal of Clinical Oncology 2008;26(24):3950-3957

Combining the Approved Dose of Capecitabine with Docetaxel, an Approved Taxane

In a multicenter, randomized Phase 3 study in 511 patients receiving first-, second- or third-line chemotherapy that served as the basis for approval for capecitabine combined with docetaxel in the treatment of MBC, capecitabine at the approved dose of 2,500 mg/m2 (1,250 mg/m2 BID) on the first 14 days of a 21-day cycle combined with docetaxel resulted in superior time to disease progression (hazard ratio = 0.65, 95% confidence interval: 0.54-0.78, p=0.0001) and OS (hazard ratio = 0.78, 95% confidence interval: 0.63-0.95, p=0.01) as compared to docetaxel alone. However, there was significant drug-related toxicity on the combination regimen, resulting in a large percentage of dose reductions and discontinuations (59% of patients reduced their dose of docetaxel and 51% reduced their dose of capecitabine) (O'Shaughnessy et al., Journal of Clinical Oncology 2002;20(12):2812-2823). The results of this Phase 3 study are as follows.

Clinical Evidence of Increased Efficacy when Combining a Taxane with Capecitabine(1)

(1) O’Shaughnessy et al., Journal of Clinical Oncology 2002;20(12):2812-2823

Reducing the Dose of Capecitabine in Combination with a Taxane

Synergy when Combining a Taxane with Capecitabine in Nonclinical Studies

Nonclinical studies have shown synergy when combining a taxane with capecitabine. Taxanes up-regulate tumor levels of thymidine phosphorylase, the enzyme essential for the activation of capecitabine. These studies suggest the potential to reduce the dose of capecitabine without loss of efficacy. In two in vivo nonclinical studies of breast cancer, the combined administration of capecitabine and docetaxel resulted in antitumor efficacy significantly greater than the sum of the efficacy resulting from either agent administered as monotherapy (see the following figures). Furthermore, the synergy may be tumor-specific, as toxicity as measured by weight loss and effect on peripheral blood cells was minimal. These studies suggest the potential to reduce the dose of capecitabine without loss of efficacy.

In Vivo Synergy with Taxane-Capecitabine Combinations

Capecitabine at 1/2 MTD + Docetaxel at 1/8 MTD(1)(2)	Capecitabine at 2/3 MTD + Docetaxel at 1/15 MTD(3)(4)

MTD=maximum tolerated dose

(1)     Sawada et al., Clinical Cancer Research 1998;4:1013-1019

(2)     Capecitabine dosed 5 times every 7 days; docetaxel dosed once every 7 days

(3)     Fujimoto-Ouchi et al., Clinical Cancer Research 2001;7(4):1079-1086

(4)     Capecitabine dosed on Days 1-14 and 22-36; docetaxel dosed on Days 8 and 29

Clinical Studies Evaluating Lower Doses of Capecitabine Combined with a Taxane

Consistent with nonclinical findings of synergy between taxanes and capecitabine, clinical studies support investigating the combination of a taxane with a reduced dose of capecitabine such as 1,650 mg/m2/day on the first 14 days of a 21-day cycle, the dose of capecitabine chosen for combination with tesetaxel in CONTESSA. In a review of 18 first-line MBC studies of taxane plus capecitabine combinations shown in the following table, there was no apparent loss of efficacy when comparing capecitabine at 1,650 mg/m2/day to capecitabine at 2,000 mg/m2/day (on the first 14 days of a 21-day cycle). Among these studies, the capecitabine 1,650 mg/m2/day dose was the most studied dose less than 2,000 mg/m2/day (5/8 studies). According to Lortholary, the trend toward improved efficacy with lower doses of capecitabine may result from the significantly lower proportion of patients discontinuing study therapy prematurely because of toxicity, and highlights the importance of administering capecitabine using a schedule that optimizes dose intensity and tolerability (Lortholary et al, Breast Cancer Research and Treatment 2012;131:127-135).

Clinical Activity of Taxane and Capecitabine Regimen at Capecitabine Doses Ranging from 1,500 to 2,000 mg/m2/day

PFS=progression-free survival; ORR=objective response rate; OS=overall survival

(1)     Days 1-14 of a 21-day cycle

(2)     Bachelot et al., Oncology 2011;80(3-4):262-268; Campone et al., The Breast Journal 2013;19(3):240-249; Chitapanarux et al., Asia-Pacific Journal of Clinical Oncology 2012;8:76-82; Fan et al., Annals of Oncology 2013;24:1219-1225; Liao et al., Chemotherapy 2013;59:207-213; Michalaki et al., Anti-Cancer Drugs 2009;20(3):204-207; Michalaki et al., Anticancer Research 2010;30:3051-3054; Venturini et al., Cancer 2003;97(5):1174-1180; Wang et al., Cancer 2015;121:3412; Wardley et al., Journal of Clinical Oncology 2010;28(6):976-983

(3)     Bisagni et al., Cancer Chemotherapy and Pharmacology 2013;71(4):1051-1057; Luck et al., Breast Cancer Research and Treatment 2015;149:141-149

(4)     Hatschek et al., Breast Cancer Research and Treatment 2012;131(3):939-947; Lam et al., European Journal of Cancer 2014;50(18):3077-3088; Perez et al., Annals of Oncology 2010;21(2):269-274; Schwartzberg et al., Clinical Breast Cancer 2012;12(2):87-93; Tonyali et al., Journal of Cancer Research and Clinical Oncology 2013;139(6):981-986

(5)     Silva et al., Clinical Breast Cancer 2008;8(2):162-167

In summary, we believe that the data support the investigation of tesetaxel at 27 mg/m2 on the first day of a 21-day cycle plus capecitabine at 1,650 mg/m2/day on the first 14 days of a 21-day cycle as a novel, all-oral regimen with a potentially favorable benefit-risk profile for the treatment of patients with HER2 negative, HR positive LA/MBC.

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

Tesetaxel faces significant competition. Multiple chemotherapies are currently available to physicians and patients for the treatment of HER2 negative, HR positive LA/MBC. These include: paclitaxel, nab-paclitaxel and docetaxel (taxanes); capecitabine (a fluoropyrimidine); doxorubicin and epirubicin (anthracyclines); gemcitabine (a nucleoside inhibitor); ixabepilone (an epothilone that is approved in the U.S.); and eribulin (a non-taxane microtubule dynamics inhibitor). The taxanes and eribulin are approved as monotherapy; capecitabine is approved as both monotherapy and combination therapy (with docetaxel); gemcitabine is approved as combination therapy only (with paclitaxel); and ixabepilone is approved in the U.S. as both monotherapy and combination therapy (with capecitabine). In addition, there are novel chemotherapies in development, including new intravenous paclitaxel formulations, such as NantPharma’s Cynviloq and Sun Pharma’s Taclantis, and novel oral paclitaxel formulations, such as Athenex’s Oraxol and Daehwa Pharmaceutical’s DHP107. We believe that the extent to which tesetaxel is adopted by the marketplace, if it is approved, will depend on factors such as its safety and tolerability, efficacy, convenience, effect on quality-of-life and cost-effectiveness relative to other treatment alternatives.

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

NCE Exclusivity

We believe that tesetaxel will qualify as an NCE if and when an NDA is submitted. If tesetaxel qualifies as an NCE, we believe that NCE regulatory exclusivity, combined with our intellectual property, assuming the availability of 5 years of patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, will provide exclusivity for tesetaxel in all major markets through at least 2031. Separate from patent protection, exclusivity refers to certain delays and prohibitions on approval of competitor drugs available under the statute that attach on approval of a drug.

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

NCE exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical studies necessary to demonstrate safety and effectiveness.

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

However, even if a compound is considered to be an NCE and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full Marketing Authorization Application with a complete database of pharmaceutical tests, nonclinical studies and clinical studies and obtain marketing approval of its product.

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

The intellectual property portfolio protecting our tesetaxel program includes 9 U.S., 5 European and 7 Japanese patents, as well as one pending U.S. patent application and one pending international patent application. Of these, 5 U.S., 4 European and 6 Japanese patents are exclusively licensed to us by Daiichi Sankyo. The 21 issued patents consist of the following:

•

Nine (9) U.S. patents, including: (i) two composition-of-matter patents expiring in 2020 and 2026; (ii) 4 method-of-manufacture patents expiring between 2023 and 2031; and (iii) three patents with composition-of-matter, method of manufacture and/or method of use claims expiring between 2031 and 2032, without taking into account any potential patent term restoration.

•

Five (5) European patents, including: (i) two composition-of-matter patents expiring in 2020 and 2022; and (ii) two method-of-manufacture patents expiring in 2022 and 2025; and (iii) one patent with claims to manufacturing methods and intermediates expiring in 2031, without taking into account any potential patent term restoration.

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

Our success depends on an intellectual property portfolio that supports our future revenue streams. We are maintaining and building our patent portfolio through filing new patent applications and prosecuting existing applications. We cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. Any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages. For more information, see “Risk Factors—Risks Relating to Intellectual Property.”

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

We conduct our manufacturing activities under individual purchase orders with multiple CDMOs. To date, our third-party manufacturers have met our manufacturing requirements. We expect third-party manufacturers to be capable of providing sufficient quantities of tesetaxel to meet anticipated full-scale commercial demands. To meet our projected needs for commercial manufacturing, third parties with whom we currently work with might need to increase their scale of production, or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

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

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the FDCA and its implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	warning or untitled letters;
•	seizures or administrative detention of product;
•	total or partial suspension of production or distribution; or
•	injunctions, fines, restitution, disgorgement, refusal of government contracts or civil or criminal penalties.

U.S. Drug Approval Process

The process required by the FDA before a pharmaceutical product may be marketed in the U.S. generally involves the following:

•	completion of extensive nonclinical laboratory tests, in vivo nonclinical studies and formulation studies conducted according to Good Laboratory Practices and other applicable regulations;
•	submission to the FDA of an investigational new drug (“IND”) application, which must become effective before human clinical studies may begin;
•

performance of adequate and well-controlled human clinical studies according to Good Clinical Practices (“GCPs”) and other applicable regulations to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of a NDA or other applications for approval;
•

completion of an FDA pre-approval inspection of the manufacturing facility or facilities to assess compliance with current Good Manufacturing Practices (“cGMPs”) and conformance with the manufacturing-related elements of the application to assure consistent production of the product within required specifications;

•	potential FDA audit of the study sites that generated the data in support of the NDA; and
•	FDA review and approval of the NDA.

Once a pharmaceutical candidate is identified for development, it enters the nonclinical testing stage. Nonclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. The IND will also include a protocol detailing the objectives of the clinical study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated.

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

Human clinical studies are inherently uncertain, and Phase 1, Phase 2 and Phase 3 studies may not be successfully completed or may not be completed at all. The FDA or the sponsor may suspend a clinical study at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study if the clinical study is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

The results of product development, nonclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, proposed labeling and other relevant information are submitted to the FDA as part of an NDA requesting approval to market the product. Within 60 days following submission of the application, the FDA reviews the NDA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to accept any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the NDA, which includes an assessment of the nonclinical and clinical data, the product’s formulation and manufacturing and whether the product is safe and effective for the proposed intended use. The review timeline for NDAs for new molecular entities is 10 months from the date the application is accepted for filing for a standard review; and 6 months from the date the application is accepted for filing for a priority review.

FDA Expedited Review and Approval

The FDA has various programs, including fast-track designation, breakthrough therapy designation, accelerated approval and priority review, each of which are intended to facilitate and expedite the development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. Different qualifying criteria apply to each program, and each program offers different mechanisms to expedite the development or approval process, such as additional opportunities to meet with the FDA regarding the product candidate’s clinical development program, the opportunity for rolling review of a marketing application, approval based on a surrogate endpoint or, in the case of priority review, a shorter timeline for reviewing a marketing application. We may seek to take advantage of one or more of these expedited programs for tesetaxel or other product candidates in the future. However, even if a product candidate qualifies for one or more of these programs, the development or approval of the product candidate may not be shortened. The FDA may also later determine that a product candidate no longer meets the criteria for designation, and designation does not guarantee that the FDA will ultimately approve the product.

U.S. Patent Term Restoration

Depending on the timing, duration and specifics of FDA approval of the use of our product candidates, one of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to 5 years as compensation for patent term lost during product development and the FDA regulatory review process, provided the patent term restoration does not extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. In the future, if available, we intend to apply for an extension of patent term for one of our currently owned patents beyond its current expiration date; however, there can be no assurance that any such extension will be granted to us.

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

Similar to the U.S., the various phases of nonclinical and clinical research in Europe are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC (the “Directive”) has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical study can be initiated, it must be approved in each of the EU countries where the study is to be conducted by two distinct bodies: The National Competent Authority (“NCA”) and one or more Ethics Committees (“EC”). Under the current regime, all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical study have to be reported to the NCA and ECs of the Member State where they occurred.

In 2014, a new Clinical Trials Regulation 536/2014 (the “Regulation”), replacing the current Directive, was adopted. The new Regulation will become directly applicable in all EU Member States (without national implementation) once the EU Portal and Database are fully functional. It is expected that the Regulation will apply in 2019. The new Regulation seeks to simplify and streamline the approval of clinical studies in the EU. For example, the sponsor shall submit a single application for approval of a clinical study via the EU Portal. As part of the application process, the sponsor shall propose a reporting Member State, which will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical study in all concerned Member States. However, a concerned Member State can, in limited circumstances, declare an “opt-out” from an approval. In such a case, the clinical study cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical study results to the EU Database.

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

For example, the United Kingdom typically bases reimbursement decision on a determination of cost effectiveness as defined by cost per quality-adjusted life year (“QALY”), as assessed by National Institute for Health and Care Excellence (“NICE”). Funding by the National Health Service is typically granted on an incremental cost-effectiveness ratio (“ICER”) of £30,000 or less per QALY. Unlike other countries, the United Kingdom does have a specific process for cancer therapies that do not gain NICE recommendation initially. Cancer therapies can enter into a conditional reimbursement agreement for no more than two years funded by the Cancer Drug Fund while clinical value continues to be assessed in order to inform the final guidance. At the end of this two-year period, recommendation may be granted for permanent reimbursement on fulfillment of the evidence commitment by the manufacturer.

Similarly, Germany also makes reimbursement decisions based on the determination of additional benefit. Unlike the ICER approach, an efficiency frontier of the total cost and total benefit of all available agents is employed as a cost-benefit methodology. Newly approved agents are compared in terms of cost-benefit ratio either against alternatives or within a specific indication.

France has its own system of therapeutic index to assess medicines for reimbursement and pricing. Reimbursement is determined through a Service Médical Rendu rating of clinical benefit (low, moderate, substantial), with the exception of hospital-only drugs that may be reimbursed at 100%. Pricing is negotiated based on an Amélioration du Service Médical Rendu rating of therapeutic improvement compared to available alternatives (negative (VI), no improvement (V), minor (IV), moderate (III), substantial (II), major (I)).

It is possible that we may be required to conduct cost-effectiveness studies of our product candidates relative to other available therapies in certain countries. If reimbursement of our products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our financial results may suffer.

Japanese Government Regulation

Tesetaxel and any future products we may seek to develop and commercialize will also be subject to extensive regulatory requirements in Japan. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory authorities has been obtained. In Japan, the Ministry of Health, Labor and Welfare (“MHLW”) oversees the regulation and safety of pharmaceuticals, medical devices, cosmetics and food and is the organizational body responsible for approving or rejecting an NDA. Within MHLW, the Pharmaceuticals and Medical Devices Agency (“PMDA”) oversees regulatory affairs for drugs and medical devices and is the body responsible for regulatory review of NDAs.

Japanese Drug Approval Process

The drug approval process in Japan involves a series of activities, including nonclinical and clinical (Phase 1, 2 and 3) studies, bridging studies, submission of an NDA by the manufacturer and review of the NDA by the PMDA. MHLW and PMDA are the main regulatory authorities regulating clinical studies. To conduct a clinical study, a pharmaceutical company must register a protocol with MHLW. Prior to submitting a protocol to the MHLW, an applicant usually submits a Clinical Trial Notification to the PMDA. All documents must be translated into Japanese. The notification mainly consists of a description and product summary, nonclinical data, the clinical study protocol, analysis plan, SOPs, contact person and the names of participating research institution(s). Also, compliance with GCP often requires an IRB to review the clinical study protocol, provide written informed consent forms for participants and report adverse events.

In order to obtain marketing approval, an applicant must submit an NDA for drug marketing authorization to the PMDA for review. Once the PMDA has received the NDA, a team of reviewers evaluates the application data, including quality, pharmacology, pharmacokinetics, toxicology, clinical implications, biostatistics and GCP on-site inspection. During the review process, the reviewers exchange opinions with external experts (expert meetings) to discuss important problems. A general review conference attended by team members, external experts and representatives of the applicant is held after the expert meeting. After the review, the PMDA makes a recommendation and sends the application to the MHLW. MHLW then obtains a recommendation from the Pharmaceutical Affairs and Food Sanitation Council before making a decision regarding approval or rejection of the application.

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

Corporate Conversion

On December 6, 2017, we converted from a Delaware limited liability company to a Delaware corporation by filing a certificate of conversion with the Delaware Secretary of State, and we changed our name from “Odonate Therapeutics, LLC” to “Odonate Therapeutics, Inc.” (the “Conversion”). As a result of the Conversion, the membership interests of Odonate Therapeutics, LLC were converted into shares of common stock of Odonate Therapeutics, Inc. Prior to the Conversion, we formed a holding company named Odonate Holdings, LLC (“Odonate Holdings”) to own Odonate Therapeutics, LLC. Following the Conversion, Odonate Holdings distributed its interest in Odonate Therapeutics, Inc. to prior members of Odonate Therapeutics, LLC, but retained record title to 2,931,402 shares of common stock underlying outstanding incentive units previously granted to employees, officers, directors and consultants by Odonate Management Holdings, LLC and 154,285 shares of common stock beneficially owned by Tang Capital Partners, LP.

Implications of Being an Emerging Growth Company

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under this act, an emerging growth company may take advantage of certain exemptions from various reporting requirements for up to 5 years that are otherwise applicable to public companies. These exemptions include, among others:

•	an exemption from the auditor attestation requirement on the effectiveness of our system of internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002, as amended;
•	reduced disclosure about executive compensation arrangements;
•	an exemption from the requirement to seek non-binding advisory votes on executive compensation and golden parachute arrangements; and
•

an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer.

We have availed ourselves of certain of the exemptions in this Annual Report on Form 10-K, and we expect to continue to avail ourselves of certain of the exemptions available to emerging growth companies in future filings with the U.S. Securities and Exchange Commission (the “SEC”) as long as we are an emerging growth company. We will remain an emerging growth company until December 31, 2023 unless, prior to that time, we: (i) have more than $1.07 billion in annual gross revenue; (ii) have a market value for shares of our common stock held by non-affiliates of more than $700 million as of the last day of our second quarter of any year; or (iii) issue more than $1.0 billion of non-convertible debt over a three-year period.

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the U.S. Securities Act of 1933 for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Employees

As of December 31, 2018, we had 130 employees, of which 117 were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

We file electronically with the SEC our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. We make available on our website at www.odonate.com, under “Corporate Resources,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below before deciding whether to purchase shares of our common stock. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, cash flow and prospects could be materially and adversely affected by any of these risks or uncertainties. In any such case, the trading price of shares of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

We are substantially dependent on our ability to successfully develop and commercialize tesetaxel.

Since our inception, we have invested substantially all of our capital resources on the development of tesetaxel, which we initially are developing for the treatment of locally advanced or metastatic breast cancer (“LA/MBC”). We are conducting a multinational, multicenter, randomized, Phase 3 study of tesetaxel in patients with human epidermal growth factor receptor 2 (“HER2”) negative, hormone receptor (“HR”) positive LA/MBC who have received no more than one chemotherapy regimen for advanced disease and have received a taxane in the neoadjuvant (prior to surgery) or adjuvant (immediately following surgery) setting. If the results of this study, known as CONTESSA, are negative or inconclusive, we may be unable to obtain regulatory approval for tesetaxel. Further, if CONTESSA is discontinued early due to safety issues or efficacy futility, we may be unable to obtain regulatory approval for tesetaxel. Additionally, even if the results of CONTESSA are positive, we cannot assure you that the U.S. Food and Drug Administration (“FDA”), the European Medicines Agency (“EMA”) or any other regulatory authority will approve tesetaxel for marketing.

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

Even if a potential product such as tesetaxel displays a favorable efficacy and safety profile in nonclinical and clinical studies, market acceptance of the product is not fully known until after its commercial launch. Our efforts to educate physicians, patients, third-party payors and others in the medical community on the benefits of our product candidates may require significant resources and may never be successful. If tesetaxel or other product candidates are approved but fail to achieve an adequate level of acceptance by physicians, patients, third-party payors and others in the medical community, we will not be able to generate sufficient revenue to become or remain profitable.

We have only limited assets and will need to raise additional capital before we can expect to generate revenue or become profitable.

As of December 31, 2018, we had no revenue, an accumulated deficit of $128.3 million and cash of $139.1 million. We believe that our existing cash as of December 31, 2018 will be sufficient to meet our anticipated cash requirements through at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). However, to fund future operations to the point at which we are able to generate positive cash flow from sales of tesetaxel or other potential product candidates, we will need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential licenses or other collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have been successful in obtaining financing through the issuance of our equity securities, we cannot assure you that we will be able to do so in the future. If we are unable to raise additional capital to fund our clinical development and commercialization of tesetaxel, if approved, and other business activities, we could be forced to abandon one or more programs and curtail or cease our operations.

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

If tesetaxel or any other product candidates we may develop are approved for marketing, we anticipate incurring significant commercialization costs. Our expenses could increase beyond our current expectations if we are required by the FDA, the EMA or other regulatory authorities to change our manufacturing processes or quality procedures or perform additional or unanticipated nonclinical, clinical or other studies. In cases where we are successful in obtaining regulatory approvals to market tesetaxel or other product candidates, our revenue will be dependent, in part, on the size of the markets in the territories for which we gain regulatory approval, the acceptance of the price of the product in those markets and the ability to obtain reimbursement at any price. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of approved products, we may never become profitable.

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

We currently do not have sales, marketing or distribution capabilities. In order to commercialize tesetaxel, if approved, or any other product candidates that we may develop, we must build marketing, sales and distribution capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If tesetaxel receives regulatory approval and we decide to commercialize tesetaxel ourselves, building the requisite sales, marketing or distribution capabilities will be expensive and time-consuming and will require significant attention of our leadership team to manage. Any failure or delay in the development of our sales, marketing or distribution capabilities would adversely affect the commercialization of any product. The competition for talented individuals experienced in selling and marketing pharmaceutical products is intense, and we cannot assure you that we can assemble an effective team. Additionally, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties on the commercialization of tesetaxel or any other product candidates that we may develop. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations.

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

Clinical studies of tesetaxel or other product candidates we may develop could reveal a high and unacceptable incidence and severity of undesirable side effects. Undesirable side effects could adversely affect patient enrollment in clinical studies, cause us or regulatory authorities to interrupt, delay or halt clinical studies or result in the delay, denial or withdrawal of regulatory approval by the FDA, the EMA or other regulatory authorities. For example, in 2007, tesetaxel was placed on clinical hold by the FDA while in development by the original sponsor due to the occurrence of several fatalities in the setting of severe neutropenia (a low level of neutrophils, a type of white blood cell) in patients with advanced cancer. While this clinical hold was lifted in 2008, and tesetaxel has since been evaluated in multiple clinical studies in 300 patients without any interruption due to safety issues, we cannot assure you that safety-related interruptions in tesetaxel’s clinical development will not occur again in the future. Any such recurrence could potentially delay or prevent the ultimate approval of our product candidate. Undesirable or adverse side effects also could result in regulatory authorities mandating a more restrictive prescribing label for the product, which, in turn, could limit the market acceptance of the product even if approved for marketing and commercialization.

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
•

the requirement of a Risk Evaluation and Mitigation Strategy plan, which could include a medication guide outlining the risks of such side effects for distribution to patients, a communication plan for healthcare providers and/or other elements to assure safe use;

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

Odonate was formed in 2013 and had 130 employees as of December 31, 2018. As we advance the development of tesetaxel, we must continue to grow the size of the organization. Future growth will impose significant added responsibilities on members of management, including:

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

To induce valuable employees to remain at our company, in addition to salary and cash incentives, we grant equity awards that vest over time. The value to employees of these equity awards that vest over time may be significantly affected by changes in the price of shares of our common stock that are beyond our control, and may at any time be insufficient to retain employees who receive more lucrative offers from other companies. Any of our employees could leave our employment at any time, with or without notice.

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

Our business and operations may be materially adversely affected in the event of computer system failures or security breaches.

Despite the implementation of security measures, our internal computer systems, and those of our third-party contract research organizations (“CROs”) and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption of our development programs. For example, the loss of data from ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data or disruption of the manufacturing process, we could incur liability and the further development of our product candidates could be delayed. We may also be vulnerable to cyber-attacks by hackers or other malfeasance. This type of breach of our cybersecurity may compromise our confidential information or our financial information and adversely affect our business or result in legal proceedings.

Risks Related to Our Industry

Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.

Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of nonclinical studies and early clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. Product candidates that have shown promising results in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. For example, the safety or efficacy results generated to date in our clinical studies do not ensure that later clinical studies will demonstrate similar results. There is a high failure rate for pharmaceutical product candidates proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy, despite having progressed through nonclinical studies and initial clinical studies.

A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, nonclinical and clinical data often are susceptible to varying interpretations and analyses. We do not know whether any clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval to market our product candidates.

Results from CONTESSA and any other clinical studies we may undertake may not be sufficient to obtain regulatory approvals to market our product candidates on a timely basis, if at all.

Pharmaceutical product candidates are subject to extensive government regulations related to development, clinical studies, manufacturing and commercialization. In order to sell any product that is under development, we must first receive regulatory approval. To obtain regulatory approval, we must conduct nonclinical and clinical studies that demonstrate that our product candidates are safe and effective. The process of obtaining FDA, EMA and other regulatory authority approvals is costly, time-consuming, uncertain and subject to unanticipated delays.

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

CONTESSA and other clinical studies that we may undertake may be delayed or halted.

CONTESSA and any other clinical studies of our product candidates that we may conduct in the future may be delayed or halted for various reasons, including:

•	insufficient financial resources;
•	insufficient supplies of drug product to treat the patients in the studies;
•	failure of patients to enroll in the studies at the rate we expect;
•	ineffectiveness of our product candidates;
•	patients experiencing unexpected side effects or other safety concerns being raised during treatment;
•	changes in governmental regulations or administrative actions;
•	failure to conduct studies in accordance with required clinical practices;
•	inspection of clinical study operations or study sites by the FDA or other regulatory authorities, resulting in a clinical hold;
•	political unrest at foreign clinical sites;
•	a shutdown of the U.S. government, including the FDA; or
•	natural disasters at any of our clinical sites.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, this would have a material adverse effect on our business and financial condition.

If we are unable to achieve and maintain coverage and adequate levels of reimbursement for tesetaxel and other product candidates, if approved, their commercial success may be severely hindered.

Successful sales of tesetaxel and any other product candidates that may receive regulatory approval depend on the availability of coverage and adequate reimbursement from third-party payors. Patients who are prescribed medications for the treatment of their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their prescription drugs. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. Coverage decisions may depend on clinical and economic standards that disfavor new products when more established or lower cost therapeutic alternatives are already available or subsequently become available. Assuming we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate or may require co-

payments that patients find unacceptably high. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products.

The market for tesetaxel and any other product candidates that we attempt to commercialize will depend significantly on access to third-party payors’ drug formularies or lists of medications for which third-party payors provide coverage and reimbursement. The industry competition to be included in such formularies often leads to downward pricing pressures on pharmaceutical products. Also, third-party payors may refuse to include a particular branded drug in their formularies or otherwise restrict patient access through formulary controls or otherwise to a branded drug when a less costly generic equivalent or other alternative is available.

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

Current and future legislation may increase the difficulty and cost of obtaining regulatory approval, and the subsequent commercialization, of our product candidates, if approved, and may affect the prices we may obtain.

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

For example, in 2010, President Obama signed into law the PPACA, which contains provisions, among others, that may impact our potential product candidates, including:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	new requirements to report financial arrangements with physicians and teaching hospitals;
•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•	the Independent Payment Advisory Board, which, if created, would have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and
•	a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Other legislative changes have been proposed and adopted since the PPACA was enacted. These changes included aggregate reductions of Medicare payments to providers of up to two percent per year. Additionally, the American Taxpayer Relief Act of 2012 reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. There have been judicial, Congressional and Executive Branch challenges to certain aspects of the PPACA, and we expect there will be additional challenges and/or amendments to the PPACA in the future. Further, it is possible that additional regulatory changes, as well as the repeal (in whole or in part) of the PPACA, could negatively affect insurance coverage and/or drug prices. These new laws also may result in additional reductions in Medicare and other healthcare funding as well as insurance coverage and payments.

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

Risks Relating to Our Reliance on Third Parties

We rely on third parties to conduct our nonclinical and clinical studies. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates, and our business could be substantially harmed.

We have agreements with third-party CROs to monitor and manage data for several nonclinical and clinical programs. We rely heavily on these third parties for execution of our nonclinical and clinical studies and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of study sponsors, principal investigators and study sites. If we, the investigators, the sites or any of these CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical studies may be deemed unreliable and the regulatory authorities may require us to perform additional clinical studies before approving our marketing applications. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical studies comply with the cGCP regulations. In addition, our clinical studies must be conducted with product produced under cGMP regulations. Failure to comply with these regulations may require us to repeat clinical studies, which would delay or compromise the regulatory approval process.

If our relationships with any of these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, our CROs are not our employees, and except for remedies available to us under our agreements with such CROs, we cannot control whether or not they devote sufficient time and resources to our ongoing nonclinical and clinical programs. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our clinical studies may be extended, delayed or terminated. As a result, we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates and may incur significant additional expenses. In addition, potential approval of our product candidates may be delayed, which would have a material adverse effect on our business, results of operations and financial condition.

If the third-party manufacturers on which we rely fail to produce our product candidates on a timely basis or comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the studies, regulatory submissions, required approvals or commercialization of our product candidates.

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

We depend on patents and other intellectual property to prevent others from improperly benefiting from products or inventions that we developed or acquired. Our patents and patent applications cover our product candidates and inventions. The intellectual property portfolio protecting our tesetaxel program includes 9 U.S., 5 European and 7 Japanese patents, as well as one pending U.S. patent application and one pending international patent application. Of those, 5 U.S., 4 European and 6 Japanese patents are exclusively licensed to us by Daiichi Sankyo. Among the licensed patents, one issued U.S. patent (U.S. Patent No. 7,410,980) covers the crystal form of tesetaxel used in our clinical formulation and will expire in 2026. If tesetaxel is approved by the FDA, we will be entitled to request patent term restoration that could extend the protection of this patent until 2031. The exact duration of the extension depends on the time we spend in clinical studies as well as the time the FDA spends reviewing our NDA. See “Business—Government Regulation—U.S. Patent Term Restoration.” The licensed portfolio includes 4 other issued U.S. patents that cover compositions of matter and various methods useful for preparing tesetaxel, as well as European and Japanese counterparts of these U.S. patents. We also own 4 U.S. patents that cover additional methods useful for preparing tesetaxel and certain salt and crystal forms of tesetaxel, as well as one pending U.S. patent application and one pending international application related to tesetaxel. If the international patent application results in an issued U.S. patent, that patent would expire in 2038.

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

NDA applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product for which approval is sought. Upon approval of a drug, each of the patents listed in the application for the drug that cover the drug or an approved use of the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic or 505(b)(2) NDA applicants in support of approval of an Abbreviated New Drug Application (“ANDA”) or a 505(b)(2) NDA. An ANDA is a streamlined way to seek approval for marketing a drug product that has the same active ingredient in the same strength and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct or submit results of nonclinical or clinical tests to prove the safety or effectiveness of their drug product. Drugs approved in this way can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

In addition to the protections from competitors that may be afforded by patents, pharmaceutical products may also be eligible for regulatory exclusivity, such as the exclusivity that may be granted to New Chemical Entities (“NCEs”). While we believe that tesetaxel will qualify as an NCE if and when an NDA is submitted for tesetaxel, such determination is only made at, or after, the time of approval. Accordingly, we do not have any agreement with the FDA, EMA or other regulatory body that tesetaxel will in fact be regarded as an NCE, and there can be no assurance that it will be treated as such at the time of approval (if approval is granted).

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

Risks Related to Ownership of Shares of Our Common Stock

The price of shares of our common stock may be volatile, and you may lose all or part of your investment.

The market price of shares of our common stock could fluctuate significantly, and you may not be able to resell your shares near, at or above the price that you purchased them. Those fluctuations could be based on various factors in addition to those otherwise described in this Annual Report on Form 10-K, including those described under “Risk Factors—Risks Related to Our Business,” “Risk Factors—Risks Related to Our Industry,” “Risk Factors—Risks Related to Our Reliance on Third Parties” and “Risk Factors—Risks Related to Intellectual Property,” and the following:

•

unfavorable developments relating to the regulatory status of our product candidates, such as the FDA refusing to accept for filing our NDA or issuing a complete response letter, or a delay in the regulatory review process;

•	adverse actions taken by regulatory authorities with respect to our clinical studies, manufacturing supply chain or future sales and marketing activities;
•	unfavorable results from our clinical studies;
•	delays in the initiation or completion of our clinical studies;
•	adverse changes to our relationships with third-party service providers;
•	manufacture, supply or distribution shortages;
•	departures of our management;
•	a change in competitive landscape that is unfavorable to our product candidates;
•	actual or threatened intellectual property litigation that involves our product candidates;
•	adverse developments concerning the pharmaceutical industry in general;
•	higher-than-expected expenses related to our development programs or overall corporate operations;
•	financial results that are not in line with analyst expectations;

•	changes in analyst estimates, ratings and price targets;
•	press reports or other negative publicity, whether or not true, about our business;
•	release or expiry of lock-up or other transfer restrictions on our outstanding shares of common stock;
•	sales or perceived potential sales of additional shares of common stock;
•	sales of shares of our common stock by us, our executive officers and directors or our stockholders in the future;
•	fluctuations in the stock prices of pharmaceutical and biotechnology stocks; and
•	general economic and market conditions and overall fluctuations in the U.S. equity markets.

Any of these factors may result in large and sudden changes in the volume and trading price of shares of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against that company. If we were involved in a class action suit, it could divert the attention of management, result in negative press reports and, if adversely determined, have a material adverse effect on our results of operations and financial condition.

In addition, the Nasdaq Global Select Market, in general, and the stocks of small pharmaceutical and biotechnology companies, in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. Further, a decline in the financial markets and related factors beyond our control may cause the market price of shares of our common stock to decline rapidly and unexpectedly.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

Future sales of shares of our common stock, or the perception that such sales may occur, could depress the market price of shares of our common stock.

We will need additional capital in the future to continue our planned operations. Sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could depress the market price of shares of our common stock. All of our outstanding shares are freely tradable except for any shares held or acquired by persons who may be deemed to be our affiliates. Shares of our common stock held by our affiliates continue to be subject to the volume and other restrictions of Rule 144 under the U.S. Securities Act of 1933 (the “Securities Act”). Sales of a substantial number of such shares, or the perception that such sales may occur, could cause our market price to fall or make it more difficult for you to sell your shares of common stock at a time and price that you deem appropriate.

Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of shares of our common stock for return on your investment.

We intend to retain most, if not all, of our available funds and earnings to fund the development and growth of our business. As a result, we do not expect to pay any cash dividends in the foreseeable future. Therefore, you should not rely on an investment in shares of our common stock as a source for any future dividend income.

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

Our current directors, officers and stockholders who own greater than 5% of our outstanding shares of common stock, together with their affiliates, beneficially own, in the aggregate, approximately 72% of our outstanding shares of common stock, based on the number of shares outstanding as of February 4, 2019. As a result, these current directors, officers and stockholders, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, officers and stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and could affect the market price of shares of our common stock.

We are a controlled company within the meaning of the Nasdaq rules, and, as a result, we qualify for and rely on exemptions from certain corporate governance requirements.

We are considered a "controlled company" for the purposes of Nasdaq rules and corporate governance standards because Tang Capital Partners, LP, together with its affiliates, controls more than 50% of our voting power. As a controlled company, we are exempt from certain Nasdaq corporate governance requirements, including requirements that our Board have a majority of independent directors and that we either establish Compensation and Nominating and Corporate Governance Committees comprised entirely of independent directors, or otherwise ensure that the compensation of our executive officers and nominees for directors are determined or recommended to the Board by the independent members of the Board. While we have established Compensation and Nominating and Corporate Governance Committees comprised entirely of independent directors, our Board does not currently have a majority of independent directors. Accordingly, our stockholders do not have the same protections as stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.

We are an emerging growth company, as defined in the Securities Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make shares of our common stock less attractive to investors.

We are an emerging growth company, as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are otherwise applicable to public companies, including, among others, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended; reduced disclosure about executive compensation arrangements in our registration statements, periodic reports and proxy statements; and an exemption from the requirement to seek non-binding advisory votes on executive compensation and golden parachute arrangements. As a result, our stockholders may not have access to certain information that they may deem important. We will remain an emerging growth company until December 31, 2023 unless, prior to that time, we: (i) have more than $1.07 billion in annual gross revenue; (ii) have a market value for shares of our common stock held by non-affiliates of more than $700 million as of the last day of our second quarter of any year; or (iii) issue more than $1.0 billion of non-convertible debt over a three-year period.

Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. An emerging growth company can therefore delay the adoption of certain new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We cannot predict if investors will find shares of our common stock less attractive because we may rely on these exemptions. If some investors find shares of our common stock less attractive as a result, there may be a less active trading market for shares of our common stock and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 4747 Executive Drive, Suite 510, San Diego, California 92121 (the “San Diego Lease”). We also maintain offices at 3 East 28th Street, New York, New York 10016 (the “New York Lease”). We lease approximately 8,365 square feet of office space in San Diego and approximately 5,575 square feet of office space in New York. The San Diego Lease expires on December 31, 2019. The New York Lease expires on February 28, 2025, and we have an option to extend the New York Lease for an additional three years at the end of the initial term.

Item 3. Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock began trading on the Nasdaq Global Select Market on December 7, 2017 under the symbol “ODT.” Prior to that time, there was no public market for shares of our common stock.

Holders of Record

As of February 4, 2019, we had 4 holders of record of shares of our common stock. Certain shares of common stock are held in “street” name, and, accordingly, the number of beneficial owners of such shares of common stock is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on shares of our common stock and do not currently intend to do so for the foreseeable future. Any determination to pay dividends to holders of shares of our common stock will be at the discretion of our Board and will depend on many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the agreements governing any indebtedness we may enter into and other factors that our Board deems relevant.

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

Item 6. Selected Financial Data

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, include forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” set forth in this Annual Report on Form 10-K for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Components of Our Results of Operations

Research and Development Expense

Research and development expense consists primarily of costs associated with the development of our product candidates and includes: (i) salaries, benefits, travel, equity-based compensation expense and facility-related expense for personnel engaged in research and development functions; (ii) expense incurred under agreements with contract research organizations (“CROs”), investigative sites and consultants that conduct our nonclinical and clinical studies; (iii) manufacturing development and scale-up expense and the cost of acquiring and manufacturing clinical study materials and commercial materials, including manufacturing registration and validation batches; (iv) payments to consultants engaged in the development of our product candidates, including equity-based compensation expense, travel and other expense; and (v) costs related to compliance with quality and regulatory requirements.

Research and development expense is charged to operations as incurred when the expenditures relate to our research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

All of our research and development expense incurred to date has been incurred in connection with tesetaxel. We expect our research and development expense to increase for the foreseeable future as we advance tesetaxel through clinical development, including the conduct of our ongoing Phase 3 study, CONTESSA.

General and Administrative Expense

General and administrative expense consists primarily of salaries, benefits, travel, equity-based compensation expense and facility-related expense for personnel in finance and administrative functions.

General and administrative expense also includes professional fees for legal, patent, consulting, accounting and audit services and other related costs. We expect our general and administrative expense to remain consistent in the future as we continue to support our research and development of tesetaxel.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Year Ended
	December 31,
	2018	2017
Research and development expense	$79,948	$27,902
General and administrative expense	$10,816	$4,842
Interest income	$1,804	$-

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Year Ended
	December 31,
	2018	2017
Clinical development costs	$52,489	$18,129
Personnel and related costs	21,177	6,957
Equity-based compensation expense	5,659	2,633
Other research and development costs	623	183
Total research and development expense	$79,948	$27,902

Research and development expense was $79.9 million and $27.9 million for the years ended December 31, 2018 and 2017, respectively. The increase of $52.0 million was primarily due to increased activities in connection with our tesetaxel clinical development program, resulting in increased clinical development costs of $34.4 million, increased personnel and related costs of $14.2 million and increased equity-based compensation expense of $3.0 million.

General and Administrative Expense

The following table summarizes our general and administrative expense for each of the periods below (in thousands):

	Year Ended
	December 31,
	2018	2017
General and administrative costs	$9,754	$4,291
Equity-based compensation expense	1,062	551
Total general and administrative expense	$10,816	$4,842

General and administrative expense was $10.8 million and $4.8 million for the years ended December 31, 2018 and 2017, respectively. The increase of $6.0 million was due to increased administrative support costs in connection with our tesetaxel clinical development program, including increased personnel, professional and other general administrative costs of $5.5 million and increased equity-based compensation expense of $0.5 million.

Interest Income

Interest income was $1.8 million for the year ended December 31, 2018 and consists of income generated from cash held in savings accounts. No interest income was generated for the year ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018 and 2017, we had cash in the amount of $139.1 million and $198.1 million, respectively. We believe that our existing cash as of December 31, 2018 will be sufficient to meet our anticipated cash requirements through at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission.

We have incurred losses in each year since our inception. Our net loss was $89.0 million and $32.7 million for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, we had an accumulated deficit of $128.3 million and $39.3 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. Since our inception, we have raised $238.4 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below (in thousands):

	Year Ended
	December 31,
	2018	2017
Net cash (used in) provided by:
Operating activities	$(67,094)	$(25,858)
Investing activities	(1,907)	(83)
Financing activities	10,197	221,447
Net (decrease) increase in cash and restricted cash	$(58,804)	$195,506

Net cash used in operating activities was $67.1 million and $25.9 million for the years ended December 31, 2018 and 2017, respectively. Net cash used in operating activities was the result of our net loss and change in working capital, partially offset by equity-based compensation expense, depreciation and amortization expense and non-cash contributions for expenses by an affiliate of a significant stockholder.

Net cash used in investing activities was $1.9 million and $0.1 million for the years ended December 31, 2018 and 2017, respectively. Net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $10.2 million and $221.4 million for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, net cash provided by financing activities was the result of net proceeds of $9.8 million from the exercise of the underwriters’ option to purchase additional shares of common stock in our initial public offering (“IPO”) and $0.3 million in proceeds from the issuance of stock under our employee stock plans. For the year ended December 31, 2017, net cash provided by financing activities was the result of our sale of shares of common stock in our IPO for net proceeds of $137.5 million and, prior to our IPO, our sale of shares of common stock in private financings for net proceeds of $84.0 million.

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

Contractual Obligations and Commitments

We enter into contracts in the normal course of business with CROs, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancelable contracts.

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

Jumpstart Our Business Startups Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under this act, an emerging growth company can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. However, we intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. We will remain an emerging growth company until December 31, 2023 unless, prior to that time, we: (i) have more than $1.07 billion in annual gross revenue; (ii) have a market value for our common stock held by non-affiliates of more than $700 million as of the last day of our second quarter of any year; or (iii) issue more than $1.0 billion of non-convertible debt over a three-year period.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our audited financial statements, which have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported expenses during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Equity-based Compensation Expense

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

Following the Conversion, the outstanding incentive units of Management Holdings remain outstanding, but represent an indirect interest in shares of our common stock on vesting of the awards. As part of the Conversion, the shares of common stock underlying the outstanding incentive units were issued to a newly formed entity, Odonate Holdings, LLC (“Odonate Holdings”). While Odonate Holdings holds the shares of common stock underlying outstanding incentive units, it has no other operations. In addition, Odonate Holdings granted us a proxy directing us to vote all shares of common stock underlying outstanding incentive units held by Odonate Holdings in the same proportion as the votes cast by all other stockholders, which is sometimes called “mirrored voting.” In the event that any incentive units in Management Holdings are forfeited, the shares of common stock underlying such forfeited incentive units will be transferred from Odonate Holdings to us and cancelled.

As of December 31, 2018 and 2017, there were 2,096,758 and 2,931,402 incentive units outstanding, respectively, all of which are incentive units in Odonate Holdings and represent an indirect right, subject to vesting, in shares of our common stock. As of December 31, 2018 and 2017, we had 3,265,162 and 183,699 stock options outstanding, respectively. The grant-date fair value of equity awards was estimated using a Black-Scholes option-pricing model. The estimated volatility was based on the historical equity volatility of comparable companies.

Prior to our IPO, there was no public market for shares of our common stock and incentive units at the time of grant. As such, the fair value of the shares of common stock and incentive units were estimated on each grant date by our management. In order to determine the fair value of shares of our common stock and incentive units, our management considered, among other things, recently available independent valuations and valuations derived from the sale of our equity securities to third parties in recent equity financings. These independent valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Following the closing of our IPO, we determine the fair value of shares of our common stock based on the closing price of shares of our common stock as reported on the Nasdaq Global Select Market.

Recent Accounting Pronouncements

See Note 2 to the audited financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934 and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2018, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the U.S.

As of December 31, 2018, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered accounting firm. Our auditors will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth certain information regarding members of our Board of Directors (the “Board”) and our executive officers as of the date of this Annual Report on Form 10-K. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Kevin Tang	51	Chairman and Chief Executive Officer
Jeff Vacirca, M.D.	50	Vice Chairman
Aaron Davis(1)(2)(3)	40	Director
Craig Johnson(1)(2)(3)	57	Director
Laura Johnson Douglass(1)	54	Director
Robert Rosen	63	Director
George Tidmarsh, M.D., Ph.D.	59	Director
Joseph O’Connell, M.D.	64	Chief Medical Officer
John Lemkey	38	Chief Operating Officer
Michael Hearne	56	Chief Financial Officer
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Kevin Tang

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

Jeff Vacirca, M.D.

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

Aaron Davis

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

Craig Johnson

Mr. Johnson has served as a director since July 2017. Mr. Johnson also has been a director of Heron Therapeutics, Inc. since 2014, La Jolla Pharmaceutical Company since 2013 and Mirati Therapeutics, Inc. since 2013. Mr. Johnson also served as a director of Ardea Biosciences, Inc. from 2008 until its acquisition by AstraZeneca PLC in 2012, Adamis Pharmaceuticals Corporation from 2011 to 2014 and GenomeDx Biosciences, Inc. from 2015 to 2018. From 2004 through its acquisition by Raptor Pharmaceuticals Corp. in 2009, he served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. and, from 2009 to 2010, as Vice President of a wholly-owned subsidiary of Raptor Pharmaceutical Corp. From 1994 to 2004, Mr. Johnson held various positions at MitoKor, Inc., most recently serving as Chief Financial Officer and Senior Vice President of Operations. Earlier in his career, Mr. Johnson practiced as a Certified Public Accountant with Price Waterhouse. Mr. Johnson received a B.B.A. degree in accounting from the University of Michigan-Dearborn. The Board has concluded that Mr. Johnson should serve as a director based on his experience serving as a director of biotechnology companies and his expertise in financial management.

Laura Johnson Douglass

Ms. Douglass has served as a director since December 2018. Ms. Douglass is the President and Chief Executive Officer of Next Generation Clinical Research Consulting, Inc., a contract research organization servicing the pharmaceutical industry that she founded in 1999. Additionally, Ms. Douglass is the President and Chief Executive Officer of Eufaeria Biosciences, Inc., a biotechnology company that she founded in 2016. Since 2013, she has served as a director of La Jolla Pharmaceutical Company. Ms. Douglass is also a founder and director of SB Bancorp, Inc. and Settlers Bank, Inc. Ms. Douglass received a nursing degree from The University of the State of New York-Albany. The Board has concluded that Ms. Douglass should serve as a director based on her substantial operating experience and expertise in clinical study management.

Robert Rosen

Mr. Rosen has served as a director since July 2017. From 2013 to February 2019, Mr. Rosen served as President and as a director of Heron Therapeutics, Inc. and, from 2012 to 2013, served as Senior Vice President and Chief Commercial Officer of Heron Therapeutics, Inc. Since 2014, he has served as a director of La Jolla Pharmaceutical Company. From 2014 to 2015, Mr. Rosen served as a director of Conkwest, Inc. (now NantKwest, Inc.). In 2012, he served as Managing Partner of Scotia Nordic LLC, a life sciences advisory firm. From 2011 to 2012, Mr. Rosen served as Senior Vice President of Global Commercial Operations at Dendreon Corporation. From 2005 to 2011, he served as Global Head of Oncology at Bayer HealthCare Pharmaceuticals. From 2002 to 2005, Mr. Rosen was Vice President of

the Oncology Business Unit at Sanofi-Synthèlabo Inc. Mr. Rosen received a B.S. degree in pharmacy from Northeastern University. The Board has concluded that Mr. Rosen should serve as a director based on his leadership experience in the biotechnology and pharmaceutical industries and expertise in commercializing pharmaceutical products.

George Tidmarsh, M.D., Ph.D.

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

Joseph O’Connell, M.D.

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

John Lemkey

Mr. Lemkey has served as our Chief Operating Officer since November 2018. Mr. Lemkey previously served as our Chief Financial Officer from the Company’s inception in 2013 to November 2018. Since 2012, Mr. Lemkey has also served as Chief Operating Officer of Tang Capital Management, LLC, a life sciences-focused investment company and an affiliate of the Company, which Mr. Lemkey joined in 2006. From 2003 to 2006, Mr. Lemkey was a Senior Auditor at Ernst & Young LLP. Mr. Lemkey received a B.S. degree in accounting from the University of Southern California and is a Certified Public Accountant (inactive) in the state of California.

Michael Hearne

Mr. Hearne has served as our Chief Financial Officer since November 2018. Mr. Hearne previously served as our Vice President of Finance and Accounting from 2015 to November 2018. Since 2015, Mr. Hearne has also served as Chief Financial Officer of Tang Capital Management, LLC, a life sciences-focused investment company and an affiliate of the Company. From 2014 to 2015, Mr. Hearne served as a Partner at Weaver & Tidwell, LLP. From 2008 to 2014, Mr. Hearne had his own financial consulting business. From 2000 to 2008, Mr. Hearne served as a Partner at Rothstein Kass & Company, P.C. Mr. Hearne started his public accounting career at Coopers & Lybrand in 1988. Mr. Hearne received a B.S. degree in accounting and a Masters of Accountancy, Taxation from Brigham Young University and is a Certified Public Accountant (inactive) in the state of California.

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

To our knowledge, based solely on our review of Forms 3, 4 and 5 furnished to us or written representations that no Form 5 was required, during the year ended December 31, 2018, our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities met all applicable filing requirements under Section 16(a) of the Exchange Act in a timely manner.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our Code of Conduct is posted on our website located at www.odonate.com. We intend to disclose any material future amendments to, or waivers of, provisions of the Code of Conduct on our website within 4 business days following the date of the amendment or waiver.

Audit Committee and Audit Committee Financial Expert

We have a separately-designated standing audit committee (“Audit Committee”) established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of Messrs. Davis and Johnson and Ms. Douglass, each of whom qualify as an independent director, as defined under applicable Nasdaq qualification standards. Additionally, Mr. Johnson qualifies as an “audit committee financial expert” as that term is defined in the rules and regulations established by the SEC.

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes information for the years ended December 31, 2018 and 2017 concerning the compensation paid or awarded to our principal executive officer and the two other most highly compensated executive officers as of December 31, 2018 (the “Named Executive Officers” or “NEOs”):

				Non-Equity
			Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Awards(1)	Compensation(2)	Compensation(3)	Total
Kevin Tang(4)	2018	$1	$-	$-	$-	$1
Chairman and Chief Executive Officer	2017	$1	$-	$-	$-	$1
Joseph O’Connell, M.D.(5)	2018	$353,300	$944,898	$113,056	$35,578	$1,446,832
Chief Medical Officer	2017	$108,712	$2,590,030	$60,000	$6,861	$2,765,603
John Lemkey(6)	2018	$200,000	$577,995	$64,000	$7,920	$849,915
Chief Operating Officer
(1)

The amounts reported in this column reflect the grant-date fair values of option awards granted to each NEO, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our option awards, see Note 6 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	The amounts reported in this column reflect each NEO’s performance-based cash bonus paid.
(3)

The amounts reported in this column reflect the Company’s annual and matching contributions to each NEO’s 401(k) plan account, life insurance premiums paid by the Company and tax gross-up payments related to expense reimbursements.

(4)	Mr. Tang has elected to receive an annual salary of $1.00 and to not receive any bonuses, option awards or other compensation.
(5)

The grant-date fair value of option awards granted to Mr. O’Connell in 2018 includes $182,803 related to his January 2, 2018 grant for services rendered in 2017 and $755,352 related to his December 31, 2018 grant for services rendered in 2018. The grant-date fair value of option awards granted to Mr. O’Connell in 2017 relates to his new hire grant.

(6)	Mr. Lemkey became an NEO in 2018.

Outstanding Option Awards as of December 31, 2018

The following table presents information regarding the outstanding option awards held by each of the NEOs as of December 31, 2018:

			Option Awards
			Number	Number
			of Securities	of Securities
			Underlying	Underlying	Option	Option
		Vesting	Unexercised	Unexercised	Award	Award
	Award	Commencement	Option Awards (#)	Option Awards (#)	Exercise	Expiration
Name	Type	Date	Exercisable	Unexercisable(1)	Price ($)	Date(2)
Kevin Tang(3)	-	-	-	-	$-	-
Joseph O’Connell, M.D.	Incentive Unit	9/9/2017	60,369	132,813	$14.89	-
	Stock Option	1/2/2018	-	11,265	$24.73	1/2/2028
	Stock Option	4/13/2018	-	15	$21.65	4/13/2028
	Stock Option	4/30/2018	-	17	$21.08	4/30/2028
	Stock Option	5/15/2018	-	15	$23.17	5/15/2028
	Stock Option	5/31/2018	-	14	$23.99	5/31/2028
	Stock Option	6/15/2018	-	13	$26.52	6/15/2028
	Stock Option	6/29/2018	-	16	$22.08	6/29/2028
	Stock Option	7/13/2018	-	15	$23.95	7/13/2028
	Stock Option	7/31/2018	-	17	$19.77	7/31/2028
	Stock Option	8/15/2018	-	19	$18.74	8/15/2028
	Stock Option	8/31/2018	-	18	$19.19	8/31/2028
	Stock Option	9/14/2018	-	18	$19.13	9/14/2028
	Stock Option	9/28/2018	-	18	$19.41	9/28/2028
	Stock Option	10/15/2018	-	64	$16.09	10/15/2028
	Stock Option	10/31/2018	-	72	$14.50	10/31/2028
	Stock Option	11/15/2018	-	63	$16.52	11/15/2028
	Stock Option	11/30/2018	-	66	$15.76	11/30/2028
	Stock Option	12/14/2018	-	68	$15.12	12/14/2028
	Stock Option	12/31/2018	-	80,074	$14.08	12/31/2028
John Lemkey	Stock Option	4/13/2018	-	45	$21.65	4/13/2028
	Stock Option	4/30/2018	-	46	$21.08	4/30/2028
	Stock Option	5/15/2018	-	43	$23.17	5/15/2028
	Stock Option	5/31/2018	-	40	$23.99	5/31/2028
	Stock Option	6/15/2018	-	37	$26.52	6/15/2028
	Stock Option	6/29/2018	-	45	$22.08	6/29/2028
	Stock Option	7/13/2018	-	41	$23.95	7/13/2028
	Stock Option	7/31/2018	-	49	$19.77	7/31/2028
	Stock Option	8/15/2018	-	53	$18.74	8/15/2028
	Stock Option	8/31/2018	-	51	$19.19	8/31/2028
	Stock Option	9/14/2018	-	51	$19.13	9/14/2028
	Stock Option	9/28/2018	-	51	$19.41	9/28/2028
	Stock Option	10/15/2018	-	61	$16.09	10/15/2028
	Stock Option	10/31/2018	-	67	$14.50	10/31/2028
	Stock Option	11/15/2018	-	59	$16.52	11/15/2028
	Stock Option	11/30/2018	-	63	$15.76	11/30/2028
	Stock Option	12/14/2018	-	64	$15.12	12/14/2028
	Stock Option	12/31/2018	-	60,070	$14.08	12/31/2028

(1)

The incentive units and stock options vest with respect to 25% of the underlying shares of common stock on the first anniversary of the vesting commencement date, with the remaining shares of common stock vesting in equal monthly installments over the following three years, subject to the NEO’s continued service to the Company through each vesting date.

(2)	The incentive units do not expire.
(3)

Mr. Tang has elected to receive an annual salary of $1.00 and to not receive any bonuses, option awards or other compensation. Accordingly, there were no option awards held by Mr. Tang as of December 31, 2018.

Outstanding option awards held by each of the NEOs as of December 31, 2018 are comprised of incentive units issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”) and stock options issued under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). The Management Plan and 2017 Plan were adopted in order to allow for directors, officers, employees and consultants of Odonate (the “Management Plan Participants” and the “2017 Plan Participants”) to share in the performance of the Company. The incentive units issued under the Management Plan were issued to Odonate Management Holdings, LLC, which issued incentive units to the Management Plan Participants on the same terms and conditions. The incentive units generally vest over a 4-year period from either the date of grant or the commencement of service and are subject to continued service requirements. Generally, on termination of services, unvested incentive units are forfeited. Following the initial public offering, the vested incentive units may be exercised by the Management Plan Participants, with the value received by the Management Plan Participants in the form of cash or shares of common stock equal to the fair market value on the date of exercise less the exercise price of the incentive unit. Following the Conversion, as defined in Note 1 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K, the Company has not granted, and will no longer grant, incentive units. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of such stock on the date of grant. The maximum term of options granted under the 2017 Plan is 10 years. The options generally vest over a 4-year period from either the date of grant or the commencement of service.

Compensation Arrangements with Named Executive Officers

All compensation arrangements with NEOs constitute “at-will” employment, meaning the NEO can terminate employment at any time, for any reason or for no reason. Similarly, the Company is free to terminate an NEO at any time, for any reason or for no reason. NEOs receive an annual base salary and are eligible to earn an annual performance-based cash bonus. In determining the annual performance-based cash bonus for each NEO, the NEO’s annual base salary is multiplied by his or her target bonus percentage, and the resulting amount is then multiplied by the corporate performance percentage approved by the Board, which is dependent on the achievement of corporate performance goals. NEOs are also eligible to receive an equity interest in the Company in the form of option awards. Option awards generally vest over a 4-year period from either the date of grant or the commencement of service and are subject to continued service requirements. Option awards are subject to accelerated vesting in the event of an NEO’s termination of employment by reason of death or disability or by the Company without cause within 24 months following the occurrence of a change in control. Compensation arrangements with NEOs do not provide for severance benefits.

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

CEO Pay Ratio

We determined the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee (the “CEO Pay Ratio”) in accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K.

For the year ended December 31, 2018:

•	the annual total compensation of Kevin Tang, our Chief Executive Officer, was $1.00;
•	the annual total compensation of our median employee was $195,621; and
•	the CEO Pay Ratio was 0.000005:1.

We identified our median employee as of December 31, 2018 based on a consistently applied compensation measure defined as the sum of: (1) annualized base salary paid in 2018; (2) the grant-date fair value of option awards granted in 2018; and (3) annualized performance-based cash bonus paid in 2018. We then calculated the annual total compensation of the median employee using the same methodology we used for our NEOs in the Summary Compensation Table above.

Director Compensation

We adopted a director compensation plan whereby we pay an annual retainer of $50,000 per year to each non-employee director, with an additional $25,000 annual fee for service as the vice chairman of the Board, $15,000 annual fee for service as chairperson of the Audit Committee and $10,000 annual fee for service as chairperson of the Compensation Committee. Such cash fees are generally paid quarterly in arrears. We also may make periodic equity grants to such directors, but we have no current commitments to do so. We reimburse our directors for their reasonable out-of-pocket expenses incurred in performing services, including expenses for attending board and committee meetings.

The following table shows the compensation earned in 2018 by the directors who served on the Board during the year ended December 31, 2018:

	Fees Earned or	Option
Name	Paid in Cash	Awards(1)	Total
Kevin Tang(2)	$-	$-	$-
Jeff Vacirca, M.D.	$75,000	$315,569	$390,569
Aaron Davis(2)	$-	$-	$-
Craig Johnson	$75,000	$315,569	$390,569
Laura Johnson Douglass(3)	$3,973	$468,112	$472,085
Robert Rosen	$50,000	$315,569	$365,569
George Tidmarsh, M.D., Ph.D.	$50,000	$315,569	$365,569
(1)

The amounts reported in this column reflect the grant-date fair values of stock options granted to the directors calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 6 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K. The aggregate number of option awards outstanding for Dr. Vacirca, Mr. Johnson, Ms. Douglass, Mr. Rosen and Dr. Tidmarsh as of December 31, 2018 was 657,732, 103,530, 47,500, 103,530 and 271,822, respectively. There were no option awards held by Messrs. Tang and Davis as of December 31, 2018.

(2)	Messrs. Tang and Davis have waived all compensation for their services on the Board.
(3)	Fees earned or paid in cash were pro-rated based on the portion of the year such director served on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table presents information regarding beneficial ownership of our equity interests as of February 4, 2019 by:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding equity interests;
•	our Named Executive Officers (“NEOs”);
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage ownership information shown in the column titled “Percentage of Shares Beneficially Owned” in the table below is based on 26,752,669 shares of common stock outstanding as of February 4, 2019.

Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and, thus, represents voting or investment power with respect to our securities as of February 4, 2019. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each individual listed in this table is 4747 Executive Drive, Suite 510, San Diego, California 92121.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
Greater than 5% Holders
Tang Capital Partners, LP(1)	14,046,979	52.5%
Affiliates of Boxer Capital(2)	3,624,518	13.5%
Franklin Resources, Inc.(3)	1,601,213	6.0%
Named Executive Officers and Directors
Kevin Tang(1)	14,046,979	52.5%
Aaron Davis(2)	645,756	2.4%
Jeff Vacirca, M.D.(4)	428,965	1.6%
George Tidmarsh, M.D., Ph.D.(5)	146,139	* %
Joseph O'Connell, M.D.(6)	76,696	* %
Craig Johnson(7)	45,221	* %
Robert Rosen(8)	45,221	* %
John Lemkey(9)	1,099	* %
Laura Johnson Douglass	-	-%
All executive officers and directors as a group (10 persons)(10)	15,436,872	57.7%
*	Indicates ownership of less than one percent.
(1)

These securities are beneficially owned by Tang Capital Partners, LP ("TCP"). TCP shares voting and dispositive power over such shares of common stock with Tang Capital Management, LLC (“TCM”) and Kevin Tang. TCM, as the general partner of TCP, and Kevin Tang, as the manager of TCM, may be deemed to beneficially own the shares of the common stock owned by TCP. Mr. Tang is the Chairman and Chief Executive Officer of the Company. Additionally, these securities include a total of 1,255,226 shares of common stock that are held of record by Odonate Holdings, LLC (“Odonate Holdings”). Odonate Holdings has granted a proxy to TCP giving TCP the authority to vote 154,285 shares of common stock. Odonate Holdings has also granted a proxy to the Company giving the Company the authority to vote 2,096,758 shares of common stock in the same proportion as the votes cast by all other stockholders of the Company. Of the 2,096,758 shares of common stock, TCP controls the voting of 1,100,941 shares of common stock based on its proportional ownership in the Company. The address of the foregoing entities is 4747 Executive Drive, Suite 510, San Diego, California 92121.

(2)

Based on the 13D/A filed with the SEC on December 27, 2018. Affiliates of Boxer Capital consist of Boxer Capital, LLC (“Boxer Capital”), which is the beneficial owner of 2,978,762 shares of common stock, and Aaron Davis, the Chief Executive Officer of Boxer Capital and a director of the Company, who is the beneficial owner of 645,756 shares of common stock. Boxer Asset Management Inc. (“Boxer Management”) is the majority owner of Boxer Capital. Joe Lewis, a natural person, is the sole indirect beneficial owner of and controls Boxer Management. Mr. Davis is not deemed to be the beneficial owner of the shares of common stock held by Boxer Capital. The address for the Affiliates of Boxer Capital is 11682 El Camino Real, Suite 320, San Diego, California 92130.
(3)

Based on the Schedule 13G filed with the SEC on January 28, 2019 by Franklin Resources, Inc. (“FRI”). These securities are beneficially owned by one or more open‑ or closed‑end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries (each, an “Investment Management Subsidiary” and, collectively, the “Investment Management Subsidiaries”) of FRI. When an investment management contract (including a sub‑advisory agreement) delegates to an Investment Management Subsidiary investment discretion or voting power over the securities held in the investment advisory accounts that are subject to that agreement, FRI treats the Investment Management Subsidiary as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Accordingly, Franklin Advisers, Inc. and Fiduciary Trust Company International report sole investment discretion and voting authority over 1,591,113 and 10,100 shares of common stock, respectively, and may be deemed to be the beneficial owners of these securities. The principal address of the foregoing entities is One Franklin Parkway, San Mateo, California 94403.

(4)	Includes 415,456 shares of common stock underlying incentive units and 12,500 shares of common stock underlying stock options exercisable by Dr. Vacirca within 60 days of February 4, 2019.
(5)	Includes 133,639 shares of common stock underlying incentive units and 12,500 shares of common stock underlying stock options exercisable by Dr. Tidmarsh within 60 days of February 4, 2019.
(6)	Includes 72,443 shares of common stock underlying incentive units and 3,521 shares of common stock underlying stock options exercisable by Dr. O’Connell within 60 days of February 4, 2019.
(7)	Includes 32,721 shares of common stock underlying incentive units and 12,500 shares of common stock underlying stock options exercisable by Mr. Johnson within 60 days of February 4, 2019.
(8)	Includes 32,721 shares of common stock underlying incentive units and 12,500 shares of common stock underlying stock options exercisable by Mr. Rosen within 60 days of February 4, 2019.
(9)	Mr. Lemkey is the Chief Operation Officer of the Company, as well as the Chief Operating Officer of TCM. Mr. Lemkey has a pecuniary interest in a portion of the shares beneficially held by TCP.
(10)

Includes the shares of common stock underlying incentive units and shares of common stock underlying stock options exercisable within 60 days of February 4, 2019 referred to in footnotes (4), (5), (6), (7) and (8).

Equity Plan Compensation Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2018:

Number of
	Number of		Securities Remaining
	Securities to Be	Weighted-average	Available for Future
	Issued upon Exercise	Exercise Price	Issuance under Equity
	of Outstanding	of Outstanding	Compensation Plans,
	Options, Warrants	Options, Warrants	excluding Securities
	and Rights	and Rights	Reflected in Column (1)
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders(1)	5,361,920	$12.63	2,014,058
Equity compensation plans not approved by security holders	-	$-	-
Total	5,361,920	$12.63	2,014,058
(1)	Includes the Odonate Therapeutics, Inc. 2017 Stock Option Plan, Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan and Odonate Management Holdings Equity Incentive Plan.

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

Related Party Transactions

The following table sets forth a summary of the sale of our securities to related parties since January 1, 2017. For a description of beneficial ownership, see Item 12 of this Annual Report on Form 10-K.

	Shares of	Total Purchase
Purchaser	Common Stock	Price
Tang Capital Partners, LP(1)	5,255,434	$68,519,009
Boxer Capital, LLC(2)	1,431,440	$19,101,091
Franklin Resources, Inc.(3)	1,370,427	$28,000,007
(1)

These securities were purchased by Tang Capital Partners, LP ("TCP"). TCP beneficially owns more than 5% of our outstanding equity interests. TCP shares voting and dispositive power over such shares of common stock with Tang Capital Management, LLC (“TCM”) and Kevin Tang. TCM, as the general partner of TCP, and Mr. Tang, as the manager of TCM, may be deemed to beneficially own the shares of the common stock owned by TCP. Mr. Tang is the Chairman and Chief Executive Officer of the Company. Prior to the initial public offering (“IPO”), certain of these shares of common stock were acquired by Tang Capital Partners II, LP (“TCPII”) and TCPIL BL, LLC (“TCPIL”), which are affiliates of TCP. In connection with the IPO, TCPII and TCPIL transferred their shares of common stock to TCP.

(2)

Aaron Davis is the Chief Executive Officer of Boxer Capital, LLC (“Boxer Capital”) and is also a director of the Company. Boxer Capital beneficially owns more than 5% of our outstanding equity interests. Boxer Asset Management Inc. (“Boxer Management”) is the majority owner of Boxer Capital. Joe Lewis, a natural person, is the sole indirect beneficial owner of and controls Boxer Management. Mr. Davis is not deemed to be the beneficial owner of the shares of common stock held by Boxer Capital.

(3)

These securities were purchased by one or more open‑ or closed‑end investment companies or other managed accounts that are investment management clients of investment managers that are direct and indirect subsidiaries (each, an “Investment Management Subsidiary” and, collectively, the “Investment Management Subsidiaries”) of Franklin Resources, Inc. (“FRI”). FRI beneficially owns more than 5% of our outstanding equity interests. When an investment management contract (including a sub‑advisory agreement) delegates to an Investment Management Subsidiary investment discretion or voting power over the securities held in the investment advisory accounts that are subject to that agreement, FRI treats the Investment Management Subsidiary as having sole investment discretion or voting authority, as the case may be, unless the agreement specifies otherwise. Accordingly, the Investment Management Subsidiaries reporting sole investment discretion and voting authority over shares of common stock may be deemed to be the beneficial owners of these securities. Prior to the IPO, certain of these shares of common stock were acquired by funds managed by Franklin Advisers, Inc. (“FAV”), including Franklin Strategic Series–Franklin Biotechnology Discovery Fund and Franklin Templeton Investment Funds–Franklin Biotechnology Discovery Fund. FAV is an indirect wholly owned subsidiary of FRI.

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

During the years ended December 31, 2018 and 2017, we received certain services and other benefits from an affiliate (the “Affiliate”) of our Chairman and Chief Executive Officer. We were not charged any fees for these services and other benefits, which included personnel costs for research and development and administrative functions, rent and facility costs and other direct expenses. We recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million and $1.8 million for the years ended December 31, 2018 and 2017, respectively, for services and other benefits provided without charge to us. See Note 9 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K. In 2017, for his services as interim Chief Medical Officer, our Vice Chairman was paid cash compensation of $201,383.

Director Independence

Our Board has reviewed the independence of all directors in light of each director’s (or any family member’s, if applicable) affiliations with the Company and members of management, as well as significant holdings of the Company’s securities. The Board uses the definition of independence from the Nasdaq Stock Market listing standards to assess independence of our directors, (the “Nasdaq Independence Rules”). The Nasdaq Independence Rules have objective tests and a subjective test for determining who is an “independent director.” The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations but considers all relevant facts and circumstances. After considering the foregoing factors, our Board has determined that Messrs. Davis and Johnson and Ms. Douglass qualify as “independent directors,” as defined by Nasdaq Independence Rules. Mr. Tang and Dr. Vacirca are deemed to not be independent under Nasdaq Independence Rules by virtue of their current and past employment with the Company, respectively. Dr. Tidmarsh and Mr. Rosen are deemed to not be independent due to Mr. Tang’s prior and current service on the compensation committees of La Jolla Pharmaceutical Company and Heron Therapeutics, Inc., respectively.

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

We are considered a “controlled company” within the meaning of Rule 5615(c)(1) of the Nasdaq Independence Rules because Tang Capital Partners, LP, together with its affiliates, beneficially owns

52.5% of our outstanding common stock. As a controlled company, we are not required to maintain a majority of independent directors.

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us by Squar Milner LLP, our principal accountant, for each of the periods below:

	Year Ended
	December 31,
	2018	2017
Audit Fees(1)	$109,383	$203,342
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$109,383	$203,342
(1)

“Audit Fees” consists of fees for professional services provided in connection with: (i) the audit of our annual financial statements; (ii) the reviews of our quarterly financial statements; and (iii) the consents and other services related to U.S. Securities and Exchange Commission filings.

Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2018 and 2017 were approved by the Audit Committee.

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

10.1+

Limited Liability Company Operating Agreement of Odonate Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-38318), as filed with the SEC on February 14, 2018)

10.2+

Odonate Therapeutics, Inc. 2017 Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (File No. 001-38318), as filed with the SEC on February 14, 2018)

10.3+	Form of Stock Option Award (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (File No. 001-38318), as filed with the SEC on February 14, 2018)

10.4+

Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-38318), as filed with the SEC on February 14, 2018)

10.5†

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

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*	Filed herewith
†	Confidential treatment has been granted with respect to certain portions (indicated by asterisks) of this exhibit. Omitted portions have been filed separately with the SEC.
+	Indicates a management contract or compensatory plan or arrangement
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

ODONATE THERAPEUTICS, INC.

Date: February 22, 2019	By:	/s/ Kevin Tang
Kevin Tang
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Kevin Tang, John Lemkey and Michael Hearne, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), with respect to this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the U.S. Securities and Exchange Commission (the “SEC”), and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable Odonate Therapeutics, Inc. to comply with the provisions of the Securities Exchange Act of 1934 (the “Exchange Act”) and all the requirements of the SEC, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated below.

Signature	Title	Date

/s/ Kevin Tang Kevin Tang	Chairman and Chief Executive Officer (principal executive officer)	February 22, 2019

/s/ Michael Hearne Michael Hearne	Chief Financial Officer (principal financial and accounting officer)	February 22, 2019

/s/ Jeff Vacirca, M.D. Jeff Vacirca, M.D.	Director, Vice Chairman	February 22, 2019

/s/ Aaron Davis Aaron Davis	Director	February 22, 2019

/s/ Craig Johnson Craig Johnson	Director	February 22, 2019

/s/ Laura Johnson Douglass Laura Johnson Douglass	Director	February 22, 2019

/s/ Robert Rosen Robert Rosen	Director	February 22, 2019

/s/ George Tidmarsh George Tidmarsh, M.D., Ph.D.	Director	February 22, 2019

ODONATE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Odonate Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Odonate Therapeutics, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

February 22, 2019

ODONATE THERAPEUTICS, INC.

Balance Sheets

(in thousands, except par value and share amounts)

	December 31,	December 31,
	2018	2017
Assets
Current assets:
Cash	$139,050	$198,105
Prepaid expenses	750	4,841
Total current assets	139,800	202,946
Property and equipment, net	1,899	165
Restricted cash	251	-
Other	723	383
Total assets	$142,673	$203,494
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$10,777	$4,302
Accrued expenses	7,365	3,210
Deferred rent, current portion	66	-
Total current liabilities	18,208	7,512
Deferred rent, less current portion	461	-
Total liabilities	18,669	7,512
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 26,747,438 and 26,890,356 shares issued and outstanding at December 31, 2018 and 2017, respectively	244	240
Additional paid-in capital	252,012	235,034
Accumulated deficit	(128,252)	(39,292)
Total stockholders' equity	124,004	195,982
Total liabilities and stockholders' equity	$142,673	$203,494

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2018	2017
Operating expenses:
Research and development	$79,948	$27,902
General and administrative	10,816	4,842
Total operating expenses	90,764	32,744
Loss from operations	(90,764)	(32,744)
Interest income	1,804	-
Net loss	$(88,960)	$(32,744)
Net loss per share:
Basic and diluted	$(3.64)	$(2.31)
Weighted-average shares outstanding:
Basic and diluted	24,462,293	14,169,464

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2016	12,082,514	$102	$8,729	$(6,548)	$2,283
Issuance of common stock, net of issuance costs	13,811,156	138	221,309	-	221,447
Issuance of common stock underlying incentive units	996,686	-	-	-	-
Non-cash contributions for expenses	-	-	1,812	-	1,812
Equity-based compensation expense	-	-	3,184	-	3,184
Net loss	-	-	-	(32,744)	(32,744)
Balance at December 31, 2017	26,890,356	$240	$235,034	$(39,292)	$195,982
Issuance of common stock, net of issuance costs	441,073	4	9,844	-	9,848
Issuance of common stock under employee stock plans	21,624	-	349	-	349
Forfeiture of common stock underlying incentive units	(605,615)	-	-	-	-
Non-cash contributions for expenses	-	-	64	-	64
Equity-based compensation expense	-	-	6,721	-	6,721
Net loss	-	-	-	(88,960)	(88,960)
Balance at December 31, 2018	26,747,438	$244	$252,012	$(128,252)	$124,004

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(88,960)	$(32,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	6,721	3,184
Depreciation and amortization	350	20
Non-cash contributions for expenses	64	1,812
Changes in operating assets and liabilities:
Prepaid expenses and other assets	3,751	(4,956)
Accounts payable	6,392	3,642
Accrued expenses	4,155	3,184
Deferred rent	433	-
Net cash used in operating activities	(67,094)	(25,858)
Cash flows from investing activities:
Purchases of property and equipment	(1,907)	(83)
Net cash used in investing activities	(1,907)	(83)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	9,848	221,447
Proceeds from issuance of common stock under employee stock plans	349	-
Net cash provided by financing activities	10,197	221,447
Net (decrease) increase in cash and restricted cash	(58,804)	195,506
Cash and restricted cash, beginning of period	198,105	2,599
Cash and restricted cash, end of period	$139,301	$198,105
Supplemental disclosure of cash flow information:
Issuance costs included in accounts payable and accrued expenses	$-	$571
Property and equipment purchases included in accounts payable	$83	$88

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

On December 6, 2017, the Company converted from a Delaware limited liability company to a Delaware corporation by filing a certificate of conversion with the Delaware Secretary of State, and the Company changed its name from “Odonate Therapeutics, LLC” to “Odonate Therapeutics, Inc.” (the “Conversion”). As a result of the Conversion, the membership interests of Odonate Therapeutics, LLC were converted into shares of Odonate Therapeutics, Inc. Prior to the Conversion, the Company formed a holding company named Odonate Holdings, LLC (“Odonate Holdings”) to own Odonate Therapeutics, LLC. Following the Conversion, Odonate Holdings distributed its interest in Odonate Therapeutics, Inc. to prior members of Odonate Therapeutics, LLC, but retained record title to 2,931,402 shares of common stock underlying outstanding incentive units previously granted to employees, officers, directors and consultants by Odonate Management Holdings, LLC and 154,285 shares of common stock beneficially owned by Tang Capital Partners, LP. All shares of common stock and per share amounts for all periods presented in the accompanying financial statements and notes thereto have been adjusted retroactively, where applicable, to reflect the Conversion.

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

As of December 31, 2018, the Company had $139.1 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes the Company’s existing cash as of December 31, 2018 will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates in the Company’s financial statements relate to accrued expenses and equity-based compensation expense. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Common Stock Split

In November 2017, the Company completed a 2-for-1 forward split of the Company’s outstanding shares of common stock. The accompanying financial statements and notes to the financial statements give retroactive effect to the forward split for all periods presented.

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

The carrying amounts of the Company’s cash, prepaid expenses, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of December 31, 2018 and 2017, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

Cash and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in checking and savings accounts. Income generated from cash held in savings accounts is recorded as interest income. As of December 31, 2018 and 2017, the Company held no cash equivalents. Cash is classified as restricted cash when it is reserved for a specific purpose and, therefore, is not available for immediate or general business use.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

Concentrations of Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash. The Company maintains deposits at federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts, and management believes that the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

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

Research and Development Expense

Research and development expense consists primarily of costs associated with the development of the Company’s product candidates and includes: (i) salaries, benefits, travel, equity-based compensation expense and facility-related expense for personnel engaged in research and development functions; (ii) expense incurred under agreements with contract research organizations (“CROs”), investigative sites and consultants that conduct the Company’s nonclinical and clinical studies; (iii) manufacturing development and scale-up expense and the cost of acquiring and manufacturing clinical study materials and commercial materials, including manufacturing registration and validation batches; (iv) payments to consultants engaged in the development of the Company’s product candidates, including equity-based compensation expense, travel and other expense; and (v) costs related to compliance with quality and regulatory requirements.

Research and development expense is charged to operations as incurred when the expenditures relate to the Company’s research and development efforts and have no alternative future uses. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Patent Costs

Costs related to filing and pursuing patent applications are recorded as general and administrative expense and are expensed as incurred, since recoverability of such expenditures is uncertain.

Equity-based Compensation Expense

The Company issues stock options and had historically issued incentive units, considered “profits interests” within the meaning of U.S. federal and state tax rules, to employees, consultants and certain directors. Equity-based compensation expense represents the cost of the grant-date fair value of the awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. The Company accounts for awards to non-employees using the fair value approach. Non-employee awards are subject to periodic revaluation over their vesting terms.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

Income Taxes

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of enactment. A valuation allowance against deferred tax assets is recorded if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company’s policy is to record interest and penalties, if any, related to uncertain tax positions as a component of income tax expense.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. There have been no items qualifying as other comprehensive loss, and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period, without consideration of common stock equivalents. Basic net loss per share excludes 2,096,758 and 2,931,402 outstanding shares of common stock held by Odonate Holdings as of December 31, 2018 and 2017, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to transfer to the Company and cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised.

Diluted net loss per share is calculated by adjusting weighted average common stock outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents, which consist of shares of common stock underlying incentive units and vested stock options, were excluded from the calculation of diluted net loss per stock because they were anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”). This guidance requires lessees to recognize operating leases with a term greater than one year on the balance sheet as a right-of-use asset and corresponding lease liability. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018, and early adoption is permitted. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. Although the Company is in the process of evaluating the impact the adoption of ASU 2016-02 will have on its financial statements, the Company expects the most significant changes will be the recognition of right-of-use assets and lease liabilities on the Company’s balance sheet for its San Diego Lease and New York Lease (see Note 4).

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

3. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Leasehold improvements	$1,113	$-
Computer equipment	504	143
Furniture and fixtures	432	-
Software	126	42
Total gross property and equipment	2,175	185
Less accumulated depreciation	(276)	(20)
Property and equipment, net	$1,899	$165

Depreciation expense was $0.3 million and $20,000 for the years ended December 31, 2018 and 2017, respectively.

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued clinical development costs	$5,732	$3,033
Accrued compensation and related expenses	1,619	169
Other accrued expenses	14	8
Total accrued expenses	$7,365	$3,210

4. Commitments and Contingencies

Commitments

In March 2018, the Company entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease expires on December 31, 2019.

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of December 31, 2018, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash.

Future minimum lease payments under the New York Lease as of December 31, 2018 are as follows (in thousands):

2019	$367
2020	376
2021	385
2022	399
2023	427
Thereafter	806
Total future minimum lease payments	$2,760

Rent expense under leases was $0.7 million for the year ended December 31, 2018. No rent expense was recorded for the year ended December 31, 2017.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

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

In September 2017, the Company raised $74.0 million in cash (net of $15,000 of issuance costs) through the sale of 4,968,132 shares of common stock at a price of $14.90 per share to new and certain existing investors.

In March 2017, the Company raised $10.0 million in cash (net of $14,000 of issuance costs) through the sale of 2,593,024 shares of common stock at a price of $3.86 per share to certain existing investors.

Non-cash Contributions for Expenses

Non-cash contributions for expenses represent certain services and other benefits received by the Company from an affiliate without charge to the Company (see Note 9). These services and other benefits are recorded as expense with corresponding increases to additional paid-in capital. The Company recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million and $1.8 million for the years ended December 31, 2018 and 2017, respectively, for services and other benefits provided without charge to the Company.

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

A total of 4,800,000 shares of common stock have been reserved for issuance under the 2017 Plan. As of December 31, 2018, 1,534,838 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

Following the Conversion, the Company adopted the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”) in order to provide a means for eligible employees to accumulate

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

shares of the Company’s common stock over time through regular payroll deductions. Under the ESPP, eligible employees may purchase shares of the Company’s common stock twice per month at a price equal to 85% of the closing price of shares of the Company’s common stock on the date of each purchase. Eligible employees purchasing shares under the ESPP are subject to an annual cap equal to the lesser of $25,000 or 10% of the employee’s annual cash compensation. Shares purchased under the ESPP cannot be sold for a period of one year following the purchase date (or such shorter period of time if the participating employee’s employment terminates before this one-year anniversary).

A total of 500,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2018, 479,220 shares of common stock remained available for future grants under the ESPP.

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

Prior to the Conversion, the Company issued an aggregate of 2,931,402 incentive units under the Management Plan. As of December 31, 2018, 2,096,758 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan.

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the year ended December 31, 2018 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2017	3,115,101	$5.50
Granted	3,352,787	$18.05
Exercised	(239,712)	$0.82
Cancelled/forfeited	(866,256)	$11.23
Outstanding at December 31, 2018	5,361,920	$12.63	9.7	$20.7
Exercisable at December 31, 2018	1,002,800	$4.02	9.0	$10.6
(1)	Represents the weighted-average remaining contractual term of stock options. The incentive units have no expiration.
(2)

Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $14.08 as of December 31, 2018, and the exercise price.

The total intrinsic value of equity awards exercised during the years ended December 31, 2018 was $4.2 million. No equity awards were exercised during the year ended December 31, 2017. The total fair value of equity awards vested during the years ended December 31, 2018 and 2017 was $7.5 million and $0.3 million, respectively.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

Equity-based Compensation Expense

For the years ended December 31, 2018 and 2017, the weighted average grant-date fair value per equity award was $11.92 and $17.47, respectively. The Company estimated the fair value of each equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	December 31,
	2018	2017
Expected volatility	70% - 75%	73% - 78%
Expected life	6 years	6 years
Risk-free interest rate	2.3% - 3.0%	2.0% - 2.3%
Expected dividend yield	0%	0%

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

Under the ESPP, eligible employees may purchase shares of the Company’s common stock twice per month at a price equal to 85% of the closing price of shares of the Company’s common stock on the date of each purchase. The benefit received by the employees, which is equal to a 15% discount on the shares of the Company’s common stock purchased, is recognized as equity-based compensation expense on the date of each purchase.

The classification of equity-based compensation expense is summarized as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Equity-based compensation expense:
Research and development	$5,659	$2,633
General and administrative	1,062	551
Total equity-based compensation expense	$6,721	$3,184

As of December 31, 2018, total unrecognized compensation cost related to unvested equity awards was $37.7 million, which will be recognized over a weighted average period of 3.2 years. As of

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

December 31, 2018, there was no unrecognized equity-based compensation expense related to shares of common stock issued under the ESPP.

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

From the Conversion through December 31, 2018, the Company did not record a provision for income taxes due to a full valuation allowance against its deferred tax assets.

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act included a number of changes to existing U.S. tax laws that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 34% to 21% for tax years beginning after December 31, 2017. The 2017 Tax Act also provided for a one-time transition tax on certain foreign earnings, the acceleration of depreciation for certain assets placed into service after September 27, 2017 and other prospective changes beginning in 2018, including repeal of the domestic manufacturing deduction, acceleration of tax revenue recognition, capitalization of research and development expenditures, additional limitations on executive compensation and limitations on the deductibility of interest.

The Company recognized the income tax effects of the 2017 Tax Act in its 2017 financial statements in accordance with ASC Topic 740, Income Taxes, during the reporting period in which the 2017 Tax Act was signed into law. As such, the Company’s financial results reflect the income tax effects of the 2017 Tax Act for which the accounting under ASC Topic 740 is complete.

The difference between the provision for income taxes and income taxes computed using the U.S. federal income effective tax rate is as follows (in thousands):

	Year Ended
	December 31,
	2018	2017
Federal statutory rate	$(18,682)	$(1,296)
State taxes, net of federal benefit	(6,213)	(222)
Research and development credits	(2,725)	(214)
Change in valuation allowance	26,295	907
Equity-based compensation expense	1,227	116
Impact of the 2017 Tax Act	-	709
Other permanent differences	98	-
Income tax provision	$-	$-

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

Deferred income tax assets arising from differences between accounting for financial statement purposes and tax purposes, less valuation allowance are as follows (in thousands):

	December 31,	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$23,450	$945
Capitalized research and development	3,594	306
Equity-based compensation expense	714	-
Depreciation and amortization	574	786
Total gross deferred tax assets	28,332	2,037
Less valuation allowance	(28,332)	(2,037)
Total deferred tax assets	$-	$-

As of December 31, 2018 and 2017, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets.

As of December 31, 2018 and 2017, the Company had federal net operating loss carryforwards of $83.3 million and $3.4 million, respectively, and state net operating loss carryforwards of $85.4 million and $3.4 million, respectively. The federal and state net operating loss carryforwards begin to expire in 2037, unless utilized. As of December 31, 2018 and 2017, the Company also had federal research and development credit carryforwards of $3.2 million and $0.2 million, respectively, and state research development credit carryforwards of $0.4 million and $0.1 million, respectively. The federal research and development credit carryforwards will begin to expire in 2037, unless utilized. The state research and development credit carryforwards will carry forward indefinitely, unless utilized.

Pursuant to Section 382 and 383 of the Internal Revenue Code (“IRC”), utilization of the Company’s federal net operating loss carryforwards and research and development credit carryforwards may be subject to annual limitations in the event of any significant future changes in its ownership structure. These annual limitations may result in the expiration of net operating loss carryforwards and research and development credit carryforwards prior to utilization. The Company has not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss carryforwards and research and development credit carryforwards.

As of December 31, 2018 and 2017, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company had no accrual for interest or penalties on the balance sheets as of December 31, 2018 and 2017 and has not recognized interest or penalties in the statements of operations for the years ended December 31, 2018 and 2017.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax returns for the tax years 2015 through 2017 are open and are subject to examination by federal and state taxing authorities. If such examinations result in adjustments to the income or expense amounts, the amounts allocated to the LLC members could be adjusted accordingly. The Company is not currently undergoing a tax audit in any federal or state jurisdiction.

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

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

$31.0 million, contingent on attainment of certain regulatory milestones. Additionally, the Company will pay Daiichi Sankyo a tiered royalty that ranges from the low to high single digits, depending on annual net sales of tesetaxel.

9. Related Party Transactions

Commencing in 2016, the Company received certain services and other benefits from an affiliate (the “Affiliate”) of the Chairman and Chief Executive Officer of the Company. The Company was not charged any fees for these services and other benefits, which included personnel costs for research and development and administrative functions, rent and facility costs and other direct expenses. The Company recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million and $1.8 million for the years ended December 31, 2018 and 2017 respectively, for services and other benefits provided without charge to the Company. Personnel costs were based on actual costs incurred by the Affiliate, which were allocated based on the estimated percentage of time employees spent on Odonate on an employee-by-employee basis. Rent and facility costs were based on actual costs incurred by the Affiliate and allocated based on the Company’s use of shared space using headcount. Other direct expenses paid by the Affiliate were specifically identifiable to the Company and were allocated directly to the Company. The Chairman and Chief Executive Officer of the Company has elected to receive an annual salary of $1.00 and to not receive any bonuses, equity or other compensation.

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

10. 401(k) Plan

During 2016, the Company adopted a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary and are determined on an individual basis, limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes a mandatory annual contribution of 3% of the eligible employees’ compensation to the 401(k) plan. In addition, the Company makes matching contributions of up to 6% of the eligible employees’ compensation to the 401(k) plan. For the years ended December 31, 2018 and 2017, the Company incurred costs of $1.0 million and $0.2 million, respectively, related to the 401(k) plan.