Form 10-Q
period 2019-03-31
Odonate Therapeutics, Inc.
filed 2019-04-25
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 10, 2019, there were 26,746,801 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ODONATE THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash	$112,060	$139,050
Prepaid expenses and other current assets	3,478	750
Total current assets	115,538	139,800
Property and equipment, net	1,883	1,899
Right-of-use lease assets	2,066	-
Restricted cash	251	251
Other	737	723
Total assets	$120,475	$142,673
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,797	$10,777
Accrued expenses	11,657	7,365
Lease liabilities, current portion	603	-
Deferred rent, current portion	-	66
Total current liabilities	20,057	18,208
Lease liabilities, less current portion	1,975	-
Deferred rent, less current portion	-	461
Total liabilities	22,032	18,669
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 26,752,426 and 26,747,438 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	244	244
Additional paid-in capital	255,096	252,012
Accumulated deficit	(156,897)	(128,252)
Total stockholders' equity	98,443	124,004
Total liabilities and stockholders' equity	$120,475	$142,673

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Operating expenses:
Research and development	$26,631	$14,460
General and administrative	2,591	2,421
Total operating expenses	29,222	16,881
Loss from operations	(29,222)	(16,881)
Interest income	577	-
Net loss	$(28,645)	$(16,881)
Net loss per share:
Basic and diluted	$(1.16)	$(0.69)
Weighted-average shares outstanding:
Basic and diluted	24,682,410	24,351,019

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	26,747,438	$244	$252,012	$(128,252)	$124,004
Issuance of common stock under employee stock plans	10,606	-	159	-	159
Forfeiture of common stock underlying incentive units	(5,618)	-	-	-	-
Equity-based compensation expense	-	-	2,925	-	2,925
Net loss	-	-	-	(28,645)	(28,645)
Balance at March 31, 2019	26,752,426	$244	$255,096	$(156,897)	$98,443

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	26,890,356	$240	$235,034	$(39,292)	$195,982
Issuance of common stock, net of issuance costs	441,073	4	9,844	-	9,848
Forfeiture of common stock underlying incentive units	(445,740)	-	-	-	-
Non-cash contributions for expenses	-	-	64	-	64
Equity-based compensation expense	-	-	1,011	-	1,011
Net loss	-	-	-	(16,881)	(16,881)
Balance at March 31, 2018	26,885,689	$244	$245,953	$(56,173)	$190,024

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(28,645)	$(16,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	2,925	1,011
Depreciation and amortization	90	16
Non-cash contributions for expenses	-	64
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,744)	1,199
Accounts payable	(3,023)	815
Accrued expenses	4,289	1,323
Net cash used in operating activities	(27,108)	(12,453)
Cash flows from investing activities:
Purchases of property and equipment	(41)	(4)
Net cash used in investing activities	(41)	(4)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	9,848
Proceeds from issuance of common stock under employee stock plans	159	-
Net cash provided by financing activities	159	9,848
Net decrease in cash and restricted cash	(26,990)	(2,609)
Cash and restricted cash, beginning of period	139,301	198,105
Cash and restricted cash, end of period	$112,311	$195,496
Supplemental disclosure of non-cash investing activities:
Property and equipment purchases included in accounts payable and accrued expenses	$47	$49
Initial recognition of right-of-use lease assets	$2,215	$-

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Business

Odonate Therapeutics, Inc. (“Odonate” or the “Company”) is a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. The Company’s initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer, tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. The Company is conducting multiple studies in breast cancer, including a multinational, multicenter, randomized, Phase 3 study in patients with locally advanced or metastatic breast cancer, known as CONTESSA. The Company’s goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

As of March 31, 2019, the Company had $112.1 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes the Company’s existing cash as of March 31, 2019 will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s condensed financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The preparation of the Company’s condensed financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s condensed financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s condensed financial statements relate to accrued expenses and equity-based compensation expense. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Summary of Significant Accounting Policies

During the three months ended March 31, 2019, other than the policy described below and the removal of the deferred rent policy on the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

At lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term. The Company calculates the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, the Company uses its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments over the expected lease term. The Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date.

After lease commencement, the Company measures its leases as follows: (i) the lease liability based on the present value of the remaining lease payments using the discount rate determined at lease commencement; and (ii) the right-of-use lease asset based on the remeasured lease liability, adjusted for any unamortized lease incentives received, any unamortized initial direct costs and the cumulative difference between rent expense and amounts paid under the lease agreement. Any lease incentives received and any initial direct costs are amortized on a straight-line basis over the expected lease term. Rent expense is recorded on a straight-line basis over the expected lease term.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02. This guidance requires lessees to recognize operating leases with a term greater than one year on the balance sheet as a right-of-use asset and corresponding lease liability. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption.

The Company adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. As a result, the Company recorded lease liabilities and right-of-use lease assets of $2.7 million and $2.2 million, respectively, on its balance sheet as of January 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s San Diego Lease and New York Lease (see Note 5), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the San Diego Lease and New York Lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the three months ended March 31, 2019.

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration of common stock equivalents. The basic net loss per share calculation excludes 1,974,793 and 2,485,662 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of March 31, 2019 and 2018, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the

“Management Plan”). These shares of common stock are subject to transfer to the Company and cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised.

Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents, which consist of shares of common stock underlying incentive units and vested stock options, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

4. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Leasehold improvements	$1,113	$1,113
Office equipment	588	504
Furniture and fixtures	432	432
Software	130	126
Total gross property and equipment	2,263	2,175
Less accumulated depreciation	(380)	(276)
Property and equipment, net	$1,883	$1,899

Depreciation expense was $0.1 million and $16,000 for the three months ended March 31, 2019 and 2018, respectively.

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued clinical development costs	$8,989	$5,732
Accrued compensation and related expenses	2,530	1,619
Other accrued expenses	138	14
Total accrued expenses	$11,657	$7,365

5. Commitments and Contingencies

Lease Commitments

In March 2018, the Company entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease expires on December 31, 2019. The San Diego Lease is classified as an operating lease.

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of March 31, 2019, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New York lease is classified as an operating lease.

Future minimum lease payments under the San Diego Lease and New York Lease as of March 31, 2019 are as follows (in thousands):

2019	$631
2020	376
2021	385
2022	399
2023	427
Thereafter	806
Total future minimum lease payments	3,024
Less discount	(446)
Total lease liabilities	$2,578

The Company recorded lease liabilities and right-of-use lease assets for the San Diego Lease and New York Lease based on the present value of lease payments over the expected lease terms, discounted using the Company’s incremental borrowing rate. The option to extend the New York Lease was not recognized as part of the Company’s lease liability and right-of-use lease asset. Rent expense was $0.2 million and $0.1 million for the three months ended March 31, 2019 and 2018, respectively. Amortization of the right-of-use lease assets was $14,000 for the three months ended March 31, 2019.

Other Commitments

The Company enters into contracts in the normal course of business with contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts.

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

Non-cash Contributions for Expenses

Non-cash contributions for expenses represent certain services and other benefits received by the Company from an affiliate without charge to the Company (see Note 10). These services and other benefits are recorded as expense with corresponding increases to additional paid-in capital. No expense for services and other benefits provided without charge to the Company was recorded for the three months ended March 31, 2019. The Company recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million for the three months ended March 31, 2018 for services and other benefits provided without charge to the Company.

7. Equity Incentive Plans

2017 Stock Option Plan

A total of 4,800,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). As of March 31, 2019, 1,487,691 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

A total of 500,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2019, 469,394 shares of common stock remained available for future grants under the ESPP.

Management Plan

On December 6, 2017, the Company converted from a Delaware limited liability company to a Delaware corporation by filing a certificate of conversion with the Delaware Secretary of State, and changed its name from “Odonate Therapeutics, LLC” to “Odonate Therapeutics, Inc.” (the “Conversion”). Prior to the Conversion, the Company issued an aggregate of 2,931,402 incentive units under the Management Plan. As of March 31, 2019, 1,974,793 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan. Following the Conversion, the Company has not granted, and will no longer grant, any incentive units.

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the three months ended March 31, 2019 is summarized as follows:

	Equity Awards	Weighted-average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2018	5,361,920	$12.63
Granted	206,869	$16.76
Exercised	(122,745)	$0.96
Cancelled/forfeited	(160,566)	$19.30
Outstanding at March 31, 2019	5,285,478	$12.86	9.5	$51.1
Exercisable at March 31, 2019	1,184,736	$7.40	8.5	$18.0

(1)     Represents the weighted-average remaining contractual term of stock options. The incentive units have no expiration.

(2)     Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $22.11 as of March 29, 2019, and the exercise price.

The total intrinsic value of equity awards exercised during the three months ended March 31, 2019 was $2.0 million. No equity awards were exercised during the three months ended March 31, 2018. The total fair value of equity awards vested during the three months ended March 31, 2019 and 2018 was $4.0 million and $0.4 million, respectively.

Equity-based Compensation Expense

For the three months ended March 31, 2019 and 2018, the weighted-average grant-date fair value per equity award was $11.24 and $16.14, respectively. The Company estimated the fair value of each equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2019	2018
Expected volatility	75%	73%
Expected life	6 years	6 years
Risk-free interest rate	2.5%	2.3% – 2.6%
Expected dividend yield	0%	0%

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

The classification of equity-based compensation expense is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Equity-based compensation expense:
Research and development	$2,500	$939
General and administrative	425	72
Total equity-based compensation expense	$2,925	$1,011

As of March 31, 2019, total unrecognized equity-based compensation expense related to unvested equity awards was $35.5 million, which will be recognized over a weighted-average period of 3.1 years. As of March 31, 2019, there was no unrecognized equity-based compensation expense related to shares of common stock issued under the ESPP.

8. Income Taxes

For the three months ended March 31, 2019 and 2018, the Company did not record a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets. As of March 31, 2019 and December 31, 2018, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. As of March 31, 2019 and December 31, 2018, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

10. Related Party Transactions

Commencing in 2016, the Company received certain services and other benefits from an affiliate (the “Affiliate”) of the Chairman and Chief Executive Officer of the Company. The Company was not charged any fees for these services and other benefits, which included personnel costs for research and development and administrative functions, rent and facility costs and other direct expenses. No expense for services and other benefits provided without charge to the Company was recorded for the three months ended March 31, 2019. The Company recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million for the three months ended March 31, 2018 for services and other benefits provided without charge to the Company. Personnel costs were based on actual costs incurred by the Affiliate, which were allocated based on the estimated percentage of time employees spent working for Odonate on an employee-by-employee basis. Rent and facility costs were based on actual costs incurred by the Affiliate and allocated based on the Company’s use of shared space using headcount. Other direct expenses paid by the Affiliate were specifically identifiable to the Company and were allocated directly to the Company. The Chairman and Chief Executive Officer of the Company has elected to receive an annual salary of $1.00 and to not receive any bonuses, equity or other compensation.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors are described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. We caution you that these risks, uncertainties and other factors may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Company Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer, tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. We are currently conducting multiple studies in breast cancer, as shown in the following table, including a multinational, multicenter, randomized, Phase 3 study in patients with locally advanced or metastatic breast cancer, known as CONTESSA. We expect to report top-line results from CONTESSA in 2020.

Ongoing Tesetaxel Clinical Studies

HER2= human epidermal growth factor receptor 2; HR=hormone receptor; MBC=metastatic breast cancer; TNBC=triple-negative breast cancer

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

All of our research and development expense incurred to date has been incurred in connection with the development of tesetaxel. We do not expect our research and development expense to increase significantly in the near term.

General and Administrative Expense

General and administrative expense consists primarily of salaries, benefits, travel, equity-based compensation expense and facility-related expense for personnel in finance and administrative functions. General and administrative expense also includes professional fees for legal, patent, consulting, accounting and audit services and other related costs. We do not expect our general and administrative expense to increase significantly in the near term.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Research and development expense	$26,631	$14,460
General and administrative expense	$2,591	$2,421
Interest income	$577	$-

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Clinical development costs	$16,348	$9,393
Personnel and related costs	7,139	4,066
Equity-based compensation expense	2,500	939
Other research and development costs	644	62
Total research and development expense	$26,631	$14,460

Research and development expense was $26.6 million and $14.5 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $12.1 million was due primarily to increased activities and headcount in connection with our tesetaxel clinical development program, resulting in increased clinical development costs of $7.0 million, increased personnel and related costs of $3.1 million and increased equity-based compensation expense of $1.6 million.

General and Administrative Expense

The following table summarizes our general and administrative expense for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2019	2018
General and administrative costs	$1,118	$1,177
Personnel and related costs	1,048	1,172
Equity-based compensation expense	425	72
Total general and administrative expense	$2,591	$2,421

General and administrative expense was $2.6 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively. The increase of $0.2 million was due primarily to increased equity-based compensation expense for personnel in finance and administrative functions to support our research and development of tesetaxel.

Interest Income

Interest income was $0.6 million for the three months ended March 31, 2019 and consists of income generated from cash held in savings accounts. No interest income was generated for the three months ended March 31, 2018.

Liquidity and Capital Resources

As of March 31, 2019 and December 31, 2018, we had cash in the amount of $112.1 million and $139.1 million, respectively. We believe that our existing cash as of March 31, 2019 will be sufficient to meet our anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

We have incurred losses in each year since our inception. Our net loss was $28.6 million and $16.9 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $156.9 million and $128.3 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. Since our inception, we have raised $238.6 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(27,108)	$(12,453)
Investing activities	(41)	(4)
Financing activities	159	9,848
Net decrease in cash and restricted cash	$(26,990)	$(2,609)

Net cash used in operating activities was $27.1 million and $12.5 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital, partially offset by equity-based compensation expense and depreciation and amortization expense.

Net cash used in investing activities was $41,000 and $4,000 for the three months ended March 31, 2019 and 2018, respectively. Net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $0.2 million and $9.8 million for the three months ended March 31, 2019 and 2018, respectively. For the three months ended March 31, 2019, net cash provided by financing activities was the result of proceeds from the issuance of common stock under our employee stock plans. For the three months ended March 31, 2018, net cash provided by financing activities was the result of net proceeds from the exercise of the underwriters’ option to purchase additional shares of common stock in our initial public offering.

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

In February 2018, we entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. We have an option to extend the New York Lease for an additional three years at the end of the initial term. Further, we provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of March 31, 2019, $0.3 million was pledged as collateral for the letter of credit and was recorded as restricted cash.

We enter into contracts in the normal course of business with CROs, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts.

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

Off–Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off–balance sheet arrangements as defined under the rules of the SEC.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 are most critical to understanding and evaluating our reported financial results. During the three months ended March 31, 2019, there were no changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Securities and Use of Proceeds

On December 11, 2017, we closed our initial public offering (“IPO”) of 6,250,000 shares of common stock at a public offering price of $24.00 per share. On January 10, 2018, the underwriters exercised their option to purchase 441,073 additional shares of common stock in our IPO. The aggregate gross proceeds from our IPO were $160.6 million, and the net proceeds were $147.3 million after deducting underwriting discounts and commissions and offering costs.

There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b)(4) on December 8, 2017.

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

#

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Odonate Therapeutics, Inc.

Date: April 25, 2019	By:	/s/ Kevin Tang
Kevin Tang
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)