Form 10-Q
period 2019-06-30
Odonate Therapeutics, Inc.
filed 2019-07-24
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 001-38318

Odonate Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2493065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4747 Executive Drive, Suite 510

San Diego, CA 92121

(858) 731-8180

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	ODT	Nasdaq Global Select Market

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

As of July 10, 2019, there were 32,187,490 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ODONATE THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash	$206,904	$139,050
Prepaid expenses and other current assets	2,916	750
Total current assets	209,820	139,800
Property and equipment, net	1,798	1,899
Right-of-use lease assets	1,913	-
Restricted cash	251	251
Other	810	723
Total assets	$214,592	$142,673
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,961	$10,777
Accrued expenses	13,360	7,365
Lease liabilities, current portion	502	-
Deferred rent, current portion	-	66
Total current liabilities	21,823	18,208
Lease liabilities, less current portion	1,908	-
Deferred rent, less current portion	-	461
Total liabilities	23,731	18,669
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 31,474,990 and 26,747,438 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	292	244
Additional paid-in capital	376,168	252,012
Accumulated deficit	(185,599)	(128,252)
Total stockholders' equity	190,861	124,004
Total liabilities and stockholders' equity	$214,592	$142,673

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$26,453	$17,024	$53,084	$31,484
General and administrative	2,783	2,755	5,374	5,176
Total operating expenses	29,236	19,779	58,458	36,660
Loss from operations	(29,236)	(19,779)	(58,458)	(36,660)
Interest income	534	389	1,111	389
Net loss	$(28,702)	$(19,390)	$(57,347)	$(36,271)
Net loss per share:
Basic and diluted	$(1.15)	$(0.79)	$(2.31)	$(1.49)
Weighted-average shares outstanding:
Basic and diluted	24,893,232	24,402,466	24,788,404	24,376,885

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	26,747,438	$244	$252,012	$(128,252)	$124,004
Issuance of common stock under employee stock plans	10,606	-	159	-	159
Forfeiture of common stock underlying incentive units	(5,618)	-	-	-	-
Equity-based compensation expense	-	-	2,925	-	2,925
Net loss	-	-	-	(28,645)	(28,645)
Balance at March 31, 2019	26,752,426	$244	$255,096	$(156,897)	$98,443
Issuance of common stock, net of issuance costs	4,750,000	48	117,655	-	117,703
Issuance of common stock under employee stock plans	18,502	-	427	-	427
Forfeiture of common stock underlying incentive units	(45,938)	-	-	-	-
Equity-based compensation expense	-	-	2,990	-	2,990
Net loss	-	-	-	(28,702)	(28,702)
Balance at June 30, 2019	31,474,990	$292	$376,168	$(185,599)	$190,861

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	26,890,356	$240	$235,034	$(39,292)	$195,982
Issuance of common stock, net of issuance costs	441,073	4	9,844	-	9,848
Forfeiture of common stock underlying incentive units	(445,740)	-	-	-	-
Non-cash contributions for expenses	-	-	64	-	64
Equity-based compensation expense	-	-	1,011	-	1,011
Net loss	-	-	-	(16,881)	(16,881)
Balance at March 31, 2018	26,885,689	$244	$245,953	$(56,173)	$190,024
Issuance of common stock under employee stock plans	5,019	-	99	-	99
Equity-based compensation expense	-	-	1,589	-	1,589
Net loss	-	-	-	(19,390)	(19,390)
Balance at June 30, 2018	26,890,708	$244	$247,641	$(75,563)	$172,322

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(57,347)	$(36,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	5,915	2,600
Depreciation and amortization	180	60
Non-cash contributions for expenses	-	64
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,253)	1,399
Accounts payable	(2,822)	287
Accrued expenses	5,995	2,343
Deferred rent	-	433
Net cash used in operating activities	(50,332)	(29,085)
Cash flows from investing activities:
Purchases of property and equipment	(103)	(1,289)
Net cash used in investing activities	(103)	(1,289)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	117,703	9,848
Proceeds from issuance of common stock under employee stock plans	586	98
Net cash provided by financing activities	118,289	9,946
Net increase (decrease) in cash and restricted cash	67,854	(20,428)
Cash and restricted cash, beginning of period	139,301	198,105
Cash and restricted cash, end of period	$207,155	$177,677
Supplemental disclosure of cash flow information:
Initial recognition of right-of-use lease assets	$2,215	$-
Property and equipment purchases included in accounts payable	$7	$113

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Business

Odonate Therapeutics, Inc. (“Odonate” or the “Company”) is a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. The Company’s initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer, tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. The Company is currently conducting three studies in breast cancer, including a multinational, multicenter, randomized, Phase 3 study in patients with human epidermal growth factor receptor 2 (“HER2”) negative, hormone receptor (“HR”) positive metastatic breast cancer (“MBC”), known as CONTESSA. The Company’s goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

On June 28, 2019, the Company closed an underwritten public offering of 4,750,000 shares of common stock at a public offering price of $26.00 per share. The gross proceeds were $123.5 million, and the net proceeds were $117.7 million after deducting underwriting discounts and commissions and offering costs.

As of June 30, 2019, the Company had $206.9 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes the Company’s existing cash as of June 30, 2019 will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Summary of Significant Accounting Policies

During the six months ended June 30, 2019, other than the policy described below and the removal of the deferred rent policy on the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. As a result, the Company recorded lease liabilities and right-of-use lease assets of $2.7 million and $2.2 million, respectively, on its balance sheet as of January 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s San Diego Lease and New York Lease (see Note 5), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the San Diego Lease and New York Lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the three and six months ended June 30, 2019.

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration of common stock equivalents. The basic net loss per share calculation excludes 1,896,695 and 2,485,662 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of June 30, 2019 and 2018, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the

“Management Plan”). These shares of common stock are subject to transfer to the Company and cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised.

Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents, which consist of shares of common stock underlying incentive units and vested stock options, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

4. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Leasehold improvements	$1,113	$1,113
Office equipment	607	504
Furniture and fixtures	432	432
Software	130	126
Total gross property and equipment	2,282	2,175
Less accumulated depreciation	(484)	(276)
Property and equipment, net	$1,798	$1,899

Depreciation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2019, respectively, compared to $47,000 and $0.1 million, respectively, for the same periods in 2018.

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued clinical development costs	$10,082	$5,732
Accrued compensation and related expenses	3,009	1,619
Other accrued expenses	269	14
Total accrued expenses	$13,360	$7,365

5. Commitments and Contingencies

Lease Commitments

In March 2018, the Company entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease expires on December 31, 2019. The San Diego Lease is classified as an operating lease.

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of June 30, 2019, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New York lease is classified as an operating lease.

Future minimum lease payments under the San Diego Lease and New York Lease as of June 30, 2019 are as follows (in thousands):

2019	$428
2020	376
2021	385
2022	399
2023	427
Thereafter	806
Total future minimum lease payments	2,821
Less discount	(411)
Total lease liabilities	$2,410

The Company recorded lease liabilities and right-of-use lease assets for the San Diego Lease and New York Lease based on the present value of lease payments over the expected lease terms, discounted using the Company’s incremental borrowing rate. The option to extend the New York Lease was not recognized as part of the Company’s lease liability and right-of-use lease asset. Rent expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2019, respectively, compared to $0.2 million and $0.3 million, respectively, for the same periods in 2018. Amortization of the right-of-use lease assets was $17,000 and $31,000 for the three and six months ended June 30, 2019, respectively.

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

6. Stockholders’ Equity

Common Stock Sales

On June 28, 2019, the Company closed an underwritten public offering of 4,750,000 shares of common stock at a public offering price of $26.00 per share. The gross proceeds were $123.5 million, and the net proceeds were $117.7 million after deducting underwriting discounts and commissions and offering costs.

On December 11, 2017, the Company closed its initial public offering (the “IPO”) of 6,250,000 shares of common stock at a public offering price of $24.00 per share. On January 10, 2018, the underwriters exercised their option to purchase 441,073 additional shares of common stock in the IPO. The aggregate gross proceeds from the IPO were $160.6 million, and the net proceeds were $147.3 million after deducting underwriting discounts and commissions and offering costs.

Non-cash Contributions for Expenses

Non-cash contributions for expenses represent certain services and other benefits received by the Company from an affiliate without charge to the Company (see Note 10). These services and other benefits are recorded as expense with corresponding increases to additional paid-in capital. No expense for services and other benefits provided without charge to the Company was recorded for the three and six months ended June 30, 2019 and the three months ended June 30, 2018. The Company recorded expense, and a corresponding increase to additional paid-in capital, of $0.1 million for the six months ended June 30, 2018 for services and other benefits provided without charge to the Company.

7. Equity Incentive Plans

2017 Stock Option Plan

A total of 4,800,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). As of June 30, 2019, 1,467,981 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

A total of 500,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2019, 462,640 shares of common stock remained available for future grants under the ESPP.

Management Plan

On December 6, 2017, the Company converted from a Delaware limited liability company to a Delaware corporation by filing a certificate of conversion with the Delaware Secretary of State, and changed its name from “Odonate Therapeutics, LLC” to “Odonate Therapeutics, Inc.” (the “Conversion”). Prior to the Conversion, the Company issued an aggregate of 2,931,402 incentive units under the Management Plan. As of June 30, 2019, 1,896,695 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan. Following the Conversion, the Company has not granted, and will no longer grant, any incentive units.

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the six months ended June 30, 2019 is summarized as follows:

	Equity Awards	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2018	5,361,920	$12.63
Granted	368,897	$20.00
Exercised	(190,653)	$5.39
Cancelled/forfeited	(324,822)	$19.01
Outstanding at June 30, 2019	5,215,342	$13.02	9.3	$123.0
Exercisable at June 30, 2019	1,347,938	$8.02	8.6	$38.7

(1)     Represents the weighted-average remaining contractual term of stock options. The incentive units have no expiration.

(2)     Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $36.69 as of June 28, 2019, and the exercise price.

The total intrinsic value of equity awards exercised during the six months ended June 30, 2019 was $5.8 million. No equity awards were exercised during the six months ended June 30, 2018. The total fair value of equity awards vested during the six months ended June 30, 2019 and 2018 was $8.6 million and $1.2 million, respectively.

Equity-based Compensation Expense

For the six months ended June 30, 2019 and 2018, the weighted-average grant-date fair value per equity award was $13.32 and $15.81, respectively. The Company estimated the fair value of each equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2019	2018
Expected volatility	74% – 75%	72% – 73%
Expected life	6 years	6 years
Risk-free interest rate	2.4% – 2.5%	2.3% – 2.6%
Expected dividend yield	0%	0%

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

The classification of equity-based compensation expense is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Equity-based compensation expense:
Research and development	$2,573	$1,264	$5,073	$2,203
General and administrative	417	325	842	397
Total equity-based compensation expense	$2,990	$1,589	$5,915	$2,600

As of June 30, 2019, total unrecognized equity-based compensation expense related to unvested equity awards was $33.6 million, which will be recognized over a weighted-average period of 3.0 years. As of June 30, 2019, there was no unrecognized equity-based compensation expense related to shares of common stock issued under the ESPP.

8. Income Taxes

For the three and six months ended June 30, 2019 and 2018, the Company did not record a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets. As of June 30, 2019 and December 31, 2018, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. As of June 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

10. Related Party Transactions

Commencing in 2016, the Company received certain services and other benefits from an affiliate (the “Affiliate”) of the Chairman and Chief Executive Officer of the Company. The Company was not charged any fees for these services and other benefits, which included personnel costs for research and development and administrative functions, rent and facility costs and other direct expenses. No expense for services and other benefits provided without charge to the Company was recorded for the three and six months ended June 30, 2019 and the three months ended June 30, 2018. The Company recorded expense, and a corresponding increase to additional paid-in capital, of $0.1 million for the six months ended June 30, 2018 for services and other benefits provided without charge to the Company. Personnel costs were based on actual costs incurred by the Affiliate, which were allocated based on the estimated percentage of time employees spent working for Odonate on an employee-by-employee basis. Rent and facility costs were based on actual costs incurred by the Affiliate and allocated based on the Company’s use of shared space using headcount. Other direct expenses paid by the Affiliate were specifically identifiable to the Company and were allocated directly to the Company. The Chairman and Chief Executive Officer of the Company has elected to receive an annual salary of $1.00 and to not receive any bonuses, equity or other compensation.

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

11. Subsequent Events

On July 2, 2019, the underwriters exercised in full their option in connection with the Company’s June 28, 2019 underwritten public offering to purchase 712,500 additional shares of common stock for gross proceeds of $18.5 million and net proceeds of $17.4 million after deducting underwriting discounts and commissions and offering costs.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, and such statements may involve substantial risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, future expenses, financing needs, plans or intentions relating to acquisitions, business trends and other information referred to under this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “target,” “forecast” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events. Forward-looking statements are also based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Company Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer, tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. We are currently conducting three studies in breast cancer, as shown in the following table, including a multinational, multicenter, randomized, Phase 3 study in patients with human epidermal growth factor receptor 2 (“HER2”) negative, hormone receptor (“HR”) positive metastatic breast cancer (“MBC”), known as CONTESSA. We expect to complete enrollment of CONTESSA in the second half of 2019 and report top-line results from CONTESSA in 2020. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

Ongoing Tesetaxel Clinical Studies

HER2= human epidermal growth factor receptor 2; HR=hormone receptor; MBC=metastatic breast cancer; TNBC=triple-negative breast cancer

CONTESSA

CONTESSA is a multinational, multicenter, randomized, Phase 3 study of tesetaxel, an investigational, orally administered taxane, in patients with MBC. CONTESSA is comparing tesetaxel dosed orally at 27 mg/m2 on the first day of each 21-day cycle plus a reduced dose of capecitabine (1,650 mg/m2/day dosed orally for 14 days of each 21-day cycle) to the approved dose of capecitabine alone (2,500 mg/m2/day dosed orally for 14 days of each 21-day cycle) in approximately 600 patients randomized 1:1 with HER2 negative, HR positive MBC previously treated with a taxane in the neoadjuvant or adjuvant setting. Capecitabine is an oral chemotherapy agent that is considered a standard-of-care treatment in MBC. Where indicated, patients must have received endocrine therapy with or without a cyclin-dependent kinase (“CDK”) 4/6 inhibitor. Patients with central nervous system (“CNS”) metastases are eligible. The primary endpoint is progression-free survival (“PFS”) as assessed by an Independent Radiologic Review Committee (“IRC”). CONTESSA’s secondary efficacy endpoints are overall survival (“OS”), objective response rate (“ORR”) as assessed by the IRC and disease control rate (“DCR”) as assessed by the IRC.

In June 2019, the Independent Data Monitoring Committee (the “IDMC”) for CONTESSA recommended that the study continue with no modifications following a planned interim efficacy futility analysis. The interim efficacy futility analysis was based on a pre-specified analysis of the first approximate 100 PFS events that occurred in the study. The purpose of the interim efficacy futility analysis was to facilitate the early termination of the study if the IDMC determined that achieving a positive outcome on the primary endpoint would be futile.

CONTESSA 2

CONTESSA 2 is a multinational, multicenter, Phase 2 study of tesetaxel, an investigational, orally administered taxane, in patients with MBC. CONTESSA 2 is investigating tesetaxel dosed orally at 27 mg/m2 on the first day of each 21-day cycle plus a reduced dose of capecitabine (1,650 mg/m2/day dosed orally for 14 days of each 21-day cycle) in approximately 125 patients with HER2 negative, HR positive MBC not previously treated with a taxane. Capecitabine is an oral chemotherapy agent that is considered a standard-of-care treatment in MBC. Where indicated, patients must have received endocrine therapy with or without a CDK 4/6 inhibitor. Patients with CNS metastases are eligible. The primary endpoint is ORR as assessed by an IRC. The secondary efficacy endpoints are duration of response (“DoR”) as assessed by the IRC, PFS as assessed by the IRC, DCR as assessed by the IRC and OS.

CONTESSA TRIO

CONTESSA TRIO is a multi-cohort, multicenter, Phase 2 study of tesetaxel, an investigational, orally administered taxane, in patients with MBC.

•

In Cohort 1, approximately 90 patients (with potential expansion to up to 150 patients) with locally advanced or metastatic triple-negative breast cancer (“TNBC”) who have not received prior chemotherapy for advanced disease will be randomized 1:1:1 to receive tesetaxel dosed orally at 27 mg/m2 on the first day of each 21-day cycle plus either: (1) nivolumab at 360 mg by intravenous infusion on the first day of each 21-day cycle; (2) pembrolizumab at 200 mg by intravenous infusion on the first day of each 21-day cycle; or (3) atezolizumab at 1,200 mg by intravenous infusion on the first day of each 21-day cycle. Nivolumab and pembrolizumab (PD-1 inhibitors) and atezolizumab (a PD-L1 inhibitor) are immuno-oncology (“IO”) agents approved for the treatment of multiple types of cancer. One of these agents, atezolizumab, in combination with the intravenously delivered taxane, nab-paclitaxel, was recently approved by the U.S. Food and Drug Administration (“FDA”) as a first-line treatment for patients with metastatic TNBC. Patients with CNS metastases are eligible. The dual primary endpoints for Cohort 1 are ORR and PFS. Secondary endpoints include DoR and OS. Efficacy results for each of the three PD-(L)1 inhibitor combinations will be assessed for correlation with the results of each of the three approved PD-L1 diagnostic assays.

•

In Cohort 2, approximately 40 elderly patients (with potential expansion to up to 60 patients) with HER2 negative MBC will receive tesetaxel monotherapy dosed orally at 27 mg/m2 on the first day of each 21-day cycle. Patients with CNS metastases are eligible. The primary endpoint for Cohort 2 is ORR. Secondary endpoints include PFS, DoR and OS.

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

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development expense	$26,453	$17,024	$53,084	$31,484
General and administrative expense	$2,783	$2,755	$5,374	$5,176
Interest income	$534	$389	$1,111	$389

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Clinical development costs	$16,571	$11,088	$32,919	$20,481
Personnel and related costs	6,843	4,587	13,982	8,653
Equity-based compensation expense	2,573	1,264	5,073	2,203
Other research and development costs	466	85	1,110	147
Total research and development expense	$26,453	$17,024	$53,084	$31,484

Research and development expense was $26.5 million and $53.1 million for the three and six months ended June 30, 2019, respectively, compared to $17.0 million and $31.5 million, respectively, for the same periods in 2018. The increase in research and development expense was due primarily to increased activities and headcount in connection with our tesetaxel clinical development program.

General and Administrative Expense

The following table summarizes our general and administrative expense for each of the periods below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
General and administrative costs	$1,331	$1,768	$2,449	$2,945
Personnel and related costs	1,035	662	2,083	1,834
Equity-based compensation expense	417	325	842	397
Total general and administrative expense	$2,783	$2,755	$5,374	$5,176

General and administrative expense of $2.8 million and $5.4 million for the three and six months ended June 30, 2019, respectively, remained consistent compared to $2.8 million and $5.2 million, respectively, for the same periods in 2018.

Interest Income

Interest income was $0.5 million and $1.1 million for the three and six months ended June 30, 2019, respectively, compared to $0.4 million for both the three and six months ended June 30, 2018. Interest income consists of income generated from cash held in savings accounts.

Liquidity and Capital Resources

On June 28, 2019, we closed an underwritten public offering of 4,750,000 shares of common stock at a public offering price of $26.00 per share. The gross proceeds were $123.5 million, and the net proceeds were $117.7 million after deducting underwriting discounts and commissions and offering costs.

As of June 30, 2019 and December 31, 2018, we had cash in the amount of $206.9 million and $139.1 million, respectively. We believe that our existing cash as of June 30, 2019 will be sufficient to meet our anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

We have incurred losses in each year since our inception. Our net loss was $28.7 million and $57.3 million for the three and six months ended June 30, 2019, respectively, compared to $19.4 million and $36.3 million, respectively, for the same periods in 2018. As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $185.6 million and $128.3 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. Since our inception, we have raised $374.1 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(50,332)	$(29,085)
Investing activities	(103)	(1,289)
Financing activities	118,289	9,946
Net increase (decrease) in cash and restricted cash	$67,854	$(20,428)

Net cash used in operating activities was $50.3 million and $29.1 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital, partially offset by equity-based compensation expense and depreciation and amortization expense.

Net cash used in investing activities was $0.1 million and $1.3 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $118.3 million and $9.9 million for the six months ended June 30, 2019 and 2018, respectively. For the six months ended June 30, 2019, net cash provided by financing activities was primarily the result of net proceeds from the sale of common stock in an underwritten public offering. For the six months ended June 30, 2018, net cash provided by financing activities was the result of net proceeds from the exercise of the underwriters’ option to purchase additional shares of common stock in our initial public offering.

Until such time as we can generate substantial product revenues, we expect to finance our cash needs through equity offerings, debt financings, collaborations, strategic partnerships and/or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, associated intellectual property, our other technologies, future revenue streams or research programs or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidate even if we would otherwise prefer to develop and market such product candidate ourselves.

Contractual Obligations and Commitments

In March 2018, we entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease expires on December 31, 2019.

In February 2018, we entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. We have an option to extend the New York Lease for an additional three years at the end of the initial term. Further, we provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of June 30, 2019, $0.3 million was pledged as collateral for the letter of credit and was recorded as restricted cash.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 are most critical to understanding and evaluating our reported financial results. During the six months ended June 30, 2019, there were no changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K, except that as of the closing of an underwritten public offering on June 28, 2019, we are no longer considered a “controlled company” within the meaning of Rule 5615(c)(1) of the Nasdaq Stock Market listing standards.

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

First Amended and Restated Bylaws, as adopted and effective as of June 20, 2019 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 24, 2019)

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

Odonate Therapeutics, Inc.

Date: July 24, 2019	By:	/s/ Kevin Tang
Kevin Tang
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)