Form 10-Q
period 2019-09-30
Odonate Therapeutics, Inc.
filed 2019-11-06
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 10, 2019, there were 32,083,991 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ODONATE THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash	$204,245	$139,050
Prepaid expenses and other current assets	3,951	750
Total current assets	208,196	139,800
Property and equipment, net	1,746	1,899
Right-of-use lease assets	1,759	-
Restricted cash	251	251
Other	835	723
Total assets	$212,787	$142,673
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$12,964	$10,777
Accrued expenses	11,385	7,365
Lease liabilities, current portion	398	-
Deferred rent, current portion	-	66
Total current liabilities	24,747	18,208
Lease liabilities, less current portion	1,839	-
Deferred rent, less current portion	-	461
Total liabilities	26,586	18,669
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 32,083,991 and 26,747,438 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	300	244
Additional paid-in capital	398,127	252,012
Accumulated deficit	(212,226)	(128,252)
Total stockholders' equity	186,201	124,004
Total liabilities and stockholders' equity	$212,787	$142,673

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Operating expenses:
Research and development	$25,097	$21,667	$78,181	$53,151
General and administrative	2,666	2,960	8,040	8,136
Total operating expenses	27,763	24,627	86,221	61,287
Loss from operations	(27,763)	(24,627)	(86,221)	(61,287)
Interest income	1,136	701	2,247	1,090
Net loss	$(26,627)	$(23,926)	$(83,974)	$(60,197)
Net loss per share:
Basic and diluted	$(0.88)	$(0.98)	$(3.15)	$(2.47)
Weighted-average shares outstanding:
Basic and diluted	30,268,295	24,453,910	26,635,107	24,402,842

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	26,747,438	$244	$252,012	$(128,252)	$124,004
Issuance of common stock under employee stock plans	10,606	-	159	-	159
Forfeiture of common stock underlying incentive units	(5,618)	-	-	-	-
Equity-based compensation expense	-	-	2,925	-	2,925
Net loss	-	-	-	(28,645)	(28,645)
Balance at March 31, 2019	26,752,426	244	255,096	(156,897)	98,443
Issuance of common stock, net of issuance costs	4,750,000	48	117,655	-	117,703
Issuance of common stock under employee stock plans	18,502	-	427	-	427
Forfeiture of common stock underlying incentive units	(45,938)	-	-	-	-
Equity-based compensation expense	-	-	2,990	-	2,990
Net loss	-	-	-	(28,702)	(28,702)
Balance at June 30, 2019	31,474,990	292	376,168	(185,599)	190,861
Issuance of common stock, net of issuance costs	712,500	7	17,385	-	17,392
Issuance of common stock under employee stock plans	75,358	1	1,794	-	1,795
Forfeiture of common stock underlying incentive units	(178,857)	-	-	-	-
Equity-based compensation expense	-	-	2,780	-	2,780
Net loss	-	-	-	(26,627)	(26,627)
Balance at September 30, 2019	32,083,991	$300	$398,127	$(212,226)	$186,201

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	26,890,356	$240	$235,034	$(39,292)	$195,982
Issuance of common stock, net of issuance costs	441,073	4	9,844	-	9,848
Forfeiture of common stock underlying incentive units	(445,740)	-	-	-	-
Non-cash contributions for expenses	-	-	64	-	64
Equity-based compensation expense	-	-	1,011	-	1,011
Net loss	-	-	-	(16,881)	(16,881)
Balance at March 31, 2018	26,885,689	244	245,953	(56,173)	190,024
Issuance of common stock under employee stock plans	5,019	-	99	-	99
Equity-based compensation expense	-	-	1,589	-	1,589
Net loss	-	-	-	(19,390)	(19,390)
Balance at June 30, 2018	26,890,708	244	247,641	(75,563)	172,322
Issuance of common stock under employee stock plans	6,171	-	106	-	106
Forfeiture of common stock underlying incentive units	(70,180)	-	-	-	-
Equity-based compensation expense	-	-	2,175	-	2,175
Net loss	-	-	-	(23,926)	(23,926)
Balance at September 30, 2018	26,826,699	$244	$249,922	$(99,489)	$150,677

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(83,974)	$(60,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	8,695	4,775
Depreciation and amortization	269	231
Non-cash contributions for expenses	-	64
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,313)	2,192
Accounts payable	2,186	1,443
Accrued expenses	4,020	5,733
Deferred rent	-	432
Net cash used in operating activities	(72,117)	(45,327)
Cash flows from investing activities:
Purchases of property and equipment	(164)	(1,612)
Net cash used in investing activities	(164)	(1,612)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	135,095	9,848
Proceeds from issuance of common stock under employee stock plans	2,381	205
Net cash provided by financing activities	137,476	10,053
Net increase (decrease) in cash and restricted cash	65,195	(36,886)
Cash and restricted cash, beginning of period	139,301	198,105
Cash and restricted cash, end of period	$204,496	$161,219
Supplemental disclosure of cash flow information:
Initial recognition of right-of-use lease assets	$2,215	$-
Property and equipment purchases included in accounts payable	$1	$272

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

On June 28, 2019, the Company closed an underwritten public offering (the “June 2019 Offering”) of 4,750,000 shares of common stock at a public offering price of $26.00 per share. On July 2, 2019, the underwriters exercised in full their option to purchase 712,500 additional shares of common stock. The aggregate gross proceeds from the June 2019 Offering were $142.0 million, and the net proceeds were $135.1 million after deducting underwriting discounts and commissions and offering costs.

As of September 30, 2019, the Company had $204.2 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes that the Company’s existing cash will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Summary of Significant Accounting Policies

During the nine months ended September 30, 2019, other than the policies described below and the removal of the deferred rent policy on the adoption of Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-02”), there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Equity-based Compensation Expense

The Company issues stock options and had historically issued incentive units, considered “profits interests” within the meaning of U.S. federal and state tax rules, to employees, consultants and certain directors. Equity-based compensation expense represents the cost of the grant-date fair value of the awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For stock options with a performance condition, the Company recognizes expense in accordance with Accounting Standards Codification 718-10-25-20. The Company accounts for awards to non-employees using the fair value approach. Non-employee awards are subject to periodic revaluation over their vesting terms.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02. This guidance requires lessees to recognize operating leases with a term greater than one year on the balance sheet as a right-of-use asset and corresponding lease liability. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption.

The Company adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. As a result, the Company recorded lease liabilities and right-of-use lease assets of $2.7 million and $2.2 million, respectively, on its balance sheet as of January 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s San Diego Lease and New York Lease (see Note 5), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the San Diego Lease and New York Lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the three and nine months ended September 30, 2019.

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average shares outstanding during the period, without consideration of common stock equivalents. The basic net loss per share calculation excludes 1,550,643 and 2,205,770 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of September 30, 2019 and 2018, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to transfer to the Company and cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised.

Diluted net loss per share is calculated by adjusting weighted-average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents, which consist of shares of common stock underlying incentive units and vested stock options, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

4. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Leasehold improvements	$1,113	$1,113
Office equipment	663	504
Furniture and fixtures	432	432
Software	130	126
Total gross property and equipment	2,338	2,175
Less accumulated depreciation	(592)	(276)
Property and equipment, net	$1,746	$1,899

Depreciation expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2019, respectively, compared to $0.1 million and $0.2 million, respectively, for the same periods in 2018.

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued clinical development costs	$6,681	$5,732
Accrued compensation and related expenses	4,525	1,619
Other accrued expenses	179	14
Total accrued expenses	$11,385	$7,365

5. Commitments and Contingencies

Lease Commitments

In March 2018, the Company entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease originally provided for expiration on December 31, 2019. In August 2019, the Company entered into a First Amendment to the San Diego Lease to extend the term of the lease through the earlier of May 30, 2020 or 30 days from the date the Company provides written notice to the landlord. The San Diego Lease is classified as an operating lease.

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of September 30, 2019, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New York lease is classified as an operating lease.

Future minimum lease payments under the San Diego Lease and New York Lease as of September 30, 2019 are as follows (in thousands):

2019	$226
2020	376
2021	385
2022	399
2023	427
Thereafter	806
Total future minimum lease payments	2,619
Less discount	(382)
Total lease liabilities	$2,237

The Company recorded lease liabilities and right-of-use lease assets for the San Diego Lease and New York Lease based on the present value of lease payments over the expected lease terms, discounted using the Company’s incremental borrowing rate. The option to extend the New York Lease was not recognized as part of the Company’s lease liability and right-of-use lease asset. Rent expense was $0.2 million and $0.6 million for the three and nine months ended September 30, 2019, respectively, compared to $0.2 million and $0.5 million, respectively, for the same periods in 2018. Amortization of the right-of-use lease assets was $17,000 and $48,000 for the three and nine months ended September 30, 2019, respectively.

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

6. Stockholders’ Equity

Common Stock Sales

On June 28, 2019, the Company closed the June 2019 Offering of 4,750,000 shares of common stock at a public offering price of $26.00 per share. On July 2, 2019, the underwriters exercised in full their option to purchase 712,500 additional shares of common stock. The aggregate gross proceeds from the June 2019 Offering were $142.0 million, and the net proceeds were $135.1 million after deducting underwriting discounts and commissions and offering costs.

On December 11, 2017, the Company closed its initial public offering (the “IPO”) of 6,250,000 shares of common stock at a public offering price of $24.00 per share. On January 10, 2018, the underwriters exercised their option to purchase 441,073 additional shares of common stock. The aggregate gross proceeds from the IPO were $160.6 million, and the net proceeds were $147.3 million after deducting underwriting discounts and commissions and offering costs.

Non-cash Contributions for Expenses

Non-cash contributions for expenses represent certain services and other benefits received by the Company from an affiliate without charge to the Company (see Note 10). These services and other benefits are recorded as expense with corresponding increases to additional paid-in capital. No expense for services and other benefits provided without charge to the Company was recorded for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018. The Company recorded expense, and a corresponding increase to additional paid-in capital, of $0.1 million for the nine months ended September 30, 2018 for services and other benefits provided without charge to the Company.

7. Equity Incentive Plans

2017 Stock Option Plan

A total of 6,300,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). As of September 30, 2019, 3,073,340 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

A total of 500,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2019, 457,943 shares of common stock remained available for future grants under the ESPP.

Management Plan

On December 6, 2017, the Company converted from a Delaware limited liability company to a Delaware corporation by filing a certificate of conversion with the Delaware Secretary of State, and changed its name from “Odonate Therapeutics, LLC” to “Odonate Therapeutics, Inc.” (the “Conversion”). Prior to the Conversion, the Company issued an aggregate of 2,931,402 incentive units under the Management Plan. As of September 30, 2019, 1,550,643 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan. Following the Conversion, the Company has not granted, and will no longer grant, any incentive units.

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the nine months ended September 30, 2019 is summarized as follows:

	Equity Awards	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2018	5,361,920	$12.63
Granted	547,408	$24.97
Exercised	(432,914)	$6.51
Cancelled/forfeited	(783,144)	$14.91
Outstanding at September 30, 2019	4,693,270	$14.25	9.1	$57.0
Exercisable at September 30, 2019	1,356,566	$9.03	8.2	$23.1

(1)     Represents the weighted-average remaining contractual term of stock options. The incentive units have no expiration.

(2)     Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $26.03 as of September 30, 2019, and the exercise price.

The total intrinsic value of equity awards exercised during the nine months ended September 30, 2019 and 2018 was $8.5 million and $4.1 million, respectively. The total fair value of equity awards vested during the nine months ended September 30, 2019 and 2018 was $9.1 million and $4.5 million, respectively.

Equity-based Compensation Expense

For the nine months ended September 30, 2019 and 2018, the weighted-average grant-date fair value per equity award was $17.67 and $15.24, respectively. The Company estimated the fair value of each equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2019	2018
Expected volatility	74% – 77%	71% – 73%
Expected life	6 – 10 years	6 years
Risk-free interest rate	1.9% – 2.5%	2.3% – 2.8%
Expected dividend yield	0%	0%

Expected Volatility. Due to the lack of Company-specific historical or implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar public companies in the life sciences industry. The Company selected the peer group based on comparable characteristics, including development stage, product pipeline and enterprise value. The Company computed historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the equity-based awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own share price becomes available.

Expected Life. The expected life represents the period that the equity awards are expected to be outstanding. For stock options with service conditions, it is based on the “simplified method” for developing the estimate of the expected life. Under this approach, the expected life is presumed to be the midpoint between the average vesting date and the end of the contractual term. For stock options with a performance condition, it is based on the contractual term.

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

The classification of equity-based compensation expense is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Equity-based compensation expense:
Research and development	$2,421	$1,844	$7,494	$4,047
General and administrative	359	331	1,201	728
Total equity-based compensation expense	$2,780	$2,175	$8,695	$4,775

As of September 30, 2019, total unrecognized equity-based compensation expense related to unvested equity awards was $29.0 million, which will be recognized over a weighted-average period of 2.8 years. As of September 30, 2019, there was no unrecognized equity-based compensation expense related to shares of common stock issued under the ESPP.

8. Income Taxes

For the three and nine months ended September 30, 2019 and 2018, the Company did not record a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets. As of September 30, 2019 and December 31, 2018, the Company established a full valuation allowance against its federal and state deferred tax assets due to the uncertainty surrounding the realization of such assets. As of September 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

10. Related Party Transactions

Commencing in 2016, the Company received certain services and other benefits from an affiliate (the “Affiliate”) of the Chairman and Chief Executive Officer of the Company. The Company was not charged any fees for these services and other benefits, which included personnel costs for research and development and administrative functions, rent and facility costs and other direct expenses. No expense for services and other benefits provided without charge to the Company was recorded for the three and nine months ended September 30, 2019 and the three months ended September 30, 2018. The Company recorded expense, and a corresponding increase to additional paid-in capital, of $0.1 million for the nine months ended September 30, 2018 for services and other benefits provided without charge to the Company. Personnel costs were based on actual costs incurred by the Affiliate, which were allocated based on the estimated percentage of time employees spent working for Odonate on an employee-by-employee basis. Rent and facility costs were based on actual costs incurred by the Affiliate and allocated based on the Company’s use of shared space using headcount. Other direct expenses paid by the Affiliate were specifically identifiable to the Company and were allocated directly to the Company. The Chairman and Chief Executive Officer of the Company has elected to receive an annual salary of $1.00 and to not receive any bonuses, equity or other compensation.

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

11. Subsequent Events

On October 11, 2019, the Company entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.3 million over the 7.5-year term of the lease. The San Diego Lease terminates on commencement of the New San Diego Lease. The Company has an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. Further, the lease requires the Company to provide a standby letter of credit of $0.5 million during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement.

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

Company Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer, tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. We are currently conducting three studies in breast cancer, as shown in the following table, including a multinational, multicenter, randomized, Phase 3 study in patients with human epidermal growth factor receptor 2 (“HER2”) negative, hormone receptor (“HR”) positive metastatic breast cancer (“MBC”), known as CONTESSA. Enrollment in CONTESSA is complete, and we expect to report top-line results from CONTESSA in the third quarter of 2020. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

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

In October 2019, we announced that enrollment in CONTESSA was complete. We expect to report top-line results from CONTESSA in the third quarter of 2020.

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

General and Administrative Expense

General and administrative expense consists primarily of salaries, benefits, travel, equity-based compensation expense and facility-related expense for personnel in finance and administrative functions. General and administrative expense also includes professional fees for legal, patent, consulting, accounting and audit services and other related costs. We do not expect our general and administrative expense to change significantly in the near term.

Interest Income

Interest income consists of income generated from cash held in savings accounts.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development expense	$25,097	$21,667	$78,181	$53,151
General and administrative expense	$2,666	$2,960	$8,040	$8,136
Interest income	$1,136	$701	$2,247	$1,090

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Clinical development costs	$15,158	$13,860	$48,077	$34,341
Personnel and related costs	7,016	5,811	20,998	14,464
Equity-based compensation expense	2,421	1,844	7,494	4,047
Other research and development costs	502	152	1,612	299
Total research and development expense	$25,097	$21,667	$78,181	$53,151

Research and development expense was $25.1 million and $78.2 million for the three and nine months ended September 30, 2019, respectively, compared to $21.7 million and $53.2 million, respectively, for the same periods in 2018. The increase in research and development expense was due primarily to increased activities and headcount in connection with our tesetaxel clinical development program.

General and Administrative Expense

The following table summarizes our general and administrative expense for each of the periods below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
General and administrative costs	$1,277	$1,723	$3,726	$4,668
Personnel and related costs	1,030	906	3,113	2,740
Equity-based compensation expense	359	331	1,201	728
Total general and administrative expense	$2,666	$2,960	$8,040	$8,136

General and administrative expense of $2.7 million and $8.0 million for the three and nine months ended September 30, 2019, respectively, remained consistent compared to $3.0 million and $8.1 million, respectively, for the same periods in 2018.

Interest Income

Interest income was $1.1 million and $2.2 million for the three and nine months ended September 30, 2019, respectively, compared to $0.7 million and $1.1 million for the three and nine months ended September 30, 2018. The increase in interest income was due primarily to additional cash held in savings accounts as a result of the net proceeds from the June 2019 Offering described below.

Liquidity and Capital Resources

On June 28, 2019, we closed an underwritten public offering (the “June 2019 Offering”) of 4,750,000 shares of common stock at a public offering price of $26.00 per share. On July 2, 2019, the underwriters exercised in full their option to purchase 712,500 additional shares of common stock. The aggregate gross proceeds from the June 2019 Offering were $142.0 million, and the net proceeds were $135.1 million after deducting underwriting discounts and commissions and offering costs.

As of September 30, 2019 and December 31, 2018, we had cash in the amount of $204.2 million and $139.1 million, respectively. We believe that our existing cash will be sufficient to meet our anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

We have incurred losses in each year since our inception. Our net loss was $26.6 million and $84.0 million for the three and nine months ended September 30, 2019, respectively, compared to $23.9 million and $60.2 million, respectively, for the same periods in 2018. As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $212.2 million and $128.3 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. Since our inception, we have raised $375.9 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(72,117)	$(45,327)
Investing activities	(164)	(1,612)
Financing activities	137,476	10,053
Net increase (decrease) in cash and restricted cash	$65,195	$(36,886)

Net cash used in operating activities was $72.1 million and $45.3 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital, partially offset by equity-based compensation expense and depreciation and amortization expense.

Net cash used in investing activities was $0.2 million and $1.6 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $137.5 million and $10.1 million for the nine months ended September 30, 2019 and 2018, respectively. For the nine months ended September 30, 2019, net cash provided by financing activities was primarily the result of net proceeds from the sale of common stock in connection with the June 2019 Offering. For the nine months ended September 30, 2018, net cash provided by financing activities was primarily the result of net proceeds from the exercise of the underwriters’ option to purchase additional shares of common stock in our initial public offering.

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

Contractual Obligations and Commitments

In March 2018, we entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease originally provided for expiration on December 31, 2019. In August 2019, the Company entered into a First Amendment to the San Diego Lease to extend the term of the lease through the earlier of May 30, 2020 or 30 days from the date the Company provides written notice to the landlord.

In October 2019, we entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.3 million over the 7.5-year term of the lease. The San Diego Lease terminates on commencement of the New San Diego Lease. We have an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term.

Further, the lease requires us to provide a standby letter of credit of $0.5 million during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement.

In February 2018, we entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. We have an option to extend the New York Lease for an additional three years at the end of the initial term. Further, we provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of September 30, 2019, $0.3 million was pledged as collateral for the letter of credit and was recorded as restricted cash.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018 are most critical to understanding and evaluating our reported financial results. During the nine months ended September 30, 2019, other than the policy described below, there were no changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Equity-based Compensation Expense

Equity-based compensation expense represents the grant-date fair value of employee awards recognized over the requisite service period of the awards (usually the vesting period) on a straight-line basis. For stock options with a performance condition, we recognize expense in accordance with Accounting Standards Codification 718-10-25-20. We account for awards to non-employees using the fair value approach. Non-employee awards are subject to periodic revaluation over their vesting terms.

Following our conversion from a Delaware limited liability company to a Delaware corporation (the “Conversion”), we adopted the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”) in order to grant stock options to our employees, officers, directors and consultants. Recipients of stock options are eligible to purchase shares of our common stock at an exercise price equal to the fair market value of such stock on the date of grant. The maximum term of options granted under the 2017 Plan is 10 years. Stock options granted prior to July 2019 generally vest over a 4-year period from either the date of grant or the commencement of service. Beginning in July 2019, stock options granted generally include a performance condition related to our clinical development program.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

3.2	First Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 24, 2019)

10.2+

Odonate Therapeutics, Inc. 2017 Stock Option Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (File No. 001-38318), as filed with the SEC on June 24, 2019)

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

+	Indicates a management contract or compensatory plan or arrangement.
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

Odonate Therapeutics, Inc.

Date: November 6, 2019	By:	/s/ Kevin Tang
Kevin Tang
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)