Form 10-K
period 2019-12-31
Odonate Therapeutics, Inc.
filed 2020-02-20
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 28, 2019 was $457,185,321, based on the closing price on the Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 6, 2020, there were 32,063,135 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “plan,” “assume” and other similar expressions that predict or indicate future events and trends that do not relate to historical matters. You should not unduly rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

These forward-looking statements include, but are not limited to, statements regarding:

•	our plans to develop and commercialize tesetaxel and any other product candidates;
•	our ongoing and planned clinical studies;
•	the relationship between preclinical study results and clinical study results;
•	the timing of and our ability to obtain regulatory approvals for tesetaxel and any other product candidates;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
•	the rate and degree of market acceptance and clinical utility of tesetaxel and any other product candidates, if approved;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	significant competition in our industry;
•	our intellectual property position;
•	our ability to retain key members of management;
•	our ability to execute our growth strategy; and
•	our ability to maintain effective internal controls.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to differ materially from the anticipated future results, performance or achievements expressed or implied by any forward-looking statements, including the factors described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this Annual Report on Form 10-K, including the documents we incorporate by reference, in the context of these risks, uncertainties and other factors.

We caution you that the risks, uncertainties and other factors referred to above may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will affect us or our business in the way expected. All forward-looking statements in this Annual Report on Form 10-K apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

PART I

In this Annual Report on Form 10-K, unless context requires otherwise, references to “we,” “us,” “our,” “Odonate” or the “Company” refer to Odonate Therapeutics, Inc.

Item 1. Business

Company Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life (“t1/2”) in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer (“MBC”), tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. We are currently conducting three studies in breast cancer, including a multinational, multicenter, randomized, Phase 3 study in patients with MBC, known as CONTESSA. Enrollment in CONTESSA is complete, and we expect to report top-line results from this study in the third quarter of 2020. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

Breast Cancer and Its Treatment

Breast cancer is the second-most common cancer worldwide, with an estimated 2.1 million new cases diagnosed per year (World Health Organization). In Europe, an estimated 523,000 new cases are diagnosed and approximately 138,000 women will die of the disease each year, making it the leading cause of cancer death in women (World Health Organization). In the U.S., an estimated 271,000 new cases are diagnosed and approximately 42,000 women will die of the disease each year, making it the second-leading cause of cancer death in women (American Cancer Society). Estimated breast cancer incidence and deaths per year in Europe, the U.S. and worldwide are shown in the following table.

Estimated Breast Cancer Incidence and Deaths per Year in Europe, the U.S. and Worldwide

(1) World Health Organization (2) American Cancer Society

The prognosis for women with MBC remains poor; the 5-year survival rate for metastatic disease is about 22% (American Cancer Society), making this an area of continued, high unmet medical need. Therefore, treatment that balances efficacy, tolerability and quality of life is preferred.

Clinical Benefit Is a Balance of Efficacy, Tolerability and Quality of Life

Breast cancer is a heterogeneous disease comprised of several molecular subtypes, which are commonly grouped into clinical subtypes based on receptor status (Perou et al., Nature 2000;406:747-752). Receptors that are assessed in standard clinical practice include the estrogen receptor (“ER”) and progesterone receptor (“PgR”), collectively the hormone receptors (“HRs”), and human epidermal growth factor receptor 2 (“HER2”). Breast cancers generally are categorized by the presence or absence of these receptors. The most common type of breast cancer is HER2 negative and HR positive, accounting for approximately 64% of newly diagnosed cases (Howlader et al., Journal of the National Cancer Institute 2014;106(5):1-8). HER2 positive breast cancer and triple-negative breast cancer (“TNBC”), the latter of which lacks all three receptors, are less common, accounting for approximately 13% and 11% of breast cancers, respectively (Howlader et al., Journal of the National Cancer Institute 2014;106(5):1-8). Estimated U.S. breast cancer incidence by receptor status and MBC treatments by receptor status are shown in the following figure.

Estimated U.S. Breast Cancer Incidence by Receptor Status and

MBC Treatments by Receptor Status

CDK=cyclin-dependent kinase; HER2=human epidermal growth factor receptor 2; HR=hormone receptor; MBC=metastatic breast cancer; TNBC=triple-negative breast cancer

(1)     Howlader et al., Journal of the National Cancer Institute 2014;106(5):1-8

(2)     Caldeira et al., Oncology and Therapy 2016;4:189-197

Treatment of HER2 Negative, HR Positive MBC

HER2 negative, HR positive disease, which represents the majority of all MBC cases, remains an area of major unmet medical need. Over the past two decades, only modest survival benefits have been achieved in this patient population; hence, treatment goals emphasize controlling disease-related symptoms, minimizing toxicity and maximizing quality-of-life. Patients with HER2 negative, HR positive disease are typically treated with endocrine therapy (with or without a cyclin-dependent kinase [“CDK”] 4/6 inhibitor), chemotherapy or both.

Endocrine Therapy

Endocrine agents, which target certain HRs inside and on the surface of tumor cells with the goal of slowing tumor growth, are preferred as initial treatment prior to chemotherapy for most patients with HER2 negative, HR positive MBC (National Comprehensive Cancer Network 2017). These agents, which typically are used sequentially, include aromatase inhibitors (e.g., anastrozole, exemestane and letrozole), selective ER modulators (e.g., tamoxifen) and ER downregulators (e.g., fulvestrant). As initial therapy in post-menopausal women with HER2 negative, ER positive disease, letrozole plus the recently approved CDK 4/6 inhibitor palbociclib resulted in median progression-free survival (“PFS”) of 24.8 months, compared to 14.5 months with letrozole alone (Finn et al., New England Journal of Medicine

2016;375(20):1925-1936). As second-line endocrine therapy in women with HER2 negative, HR positive disease, fulvestrant plus palbociclib resulted in median PFS of 9.5 months, compared to 4.6 months with fulvestrant alone (Cristofanilli et al., The Lancet 2016;17(4):425-439). However, despite these recent advances in endocrine therapy, virtually all patients will eventually progress and require subsequent treatment with chemotherapy.

Chemotherapy

In HER2 negative, HR positive MBC, chemotherapy generally is used following disease progression on endocrine therapy or in women for whom endocrine therapy is not indicated. While endocrine therapy is most often the first-line treatment for women with HER2 negative, HR positive MBC, a significant percentage of women receive chemotherapy as their first treatment for advanced disease. In a recent analysis of a large patient record database (n=1,272-1,640 in Europe and n=2,225-2,760 in the U.S.), chemotherapy-only regimens were given as the first therapy following a diagnosis of advanced disease 33% to 35% of the time in Europe and 34% to 42% of the time in the U.S. (Caldeira et al., Oncology and Therapy 2016;4:189-197). This suggests that a significant percentage of women are not indicated for endocrine therapy in the advanced setting due to: (i) a short relapse-free interval while on adjuvant endocrine therapy (endocrine resistance); (ii) rapidly progressing disease/visceral crisis; or (iii) endocrine intolerance.

There are several approved chemotherapy agents for the treatment of HER2 negative MBC. These include: paclitaxel, nab-paclitaxel and docetaxel (taxanes); capecitabine (a fluoropyrimidine); doxorubicin and epirubicin (anthracyclines); gemcitabine (a nucleoside inhibitor); ixabepilone (an epothilone approved in the U.S.); and eribulin (a non-taxane microtubule dynamics inhibitor). The taxanes and eribulin are approved as monotherapy; capecitabine is approved as both monotherapy and combination therapy (with docetaxel); gemcitabine is approved as combination therapy only (with paclitaxel); and ixabepilone is approved in the U.S. as both monotherapy and combination therapy (with capecitabine).

The choice and sequencing of chemotherapy regimens depend on a number of factors, including physician preference, previous therapies, pre-existing medical conditions, tumor burden and patient symptoms. As shown in the following figure, capecitabine, an oral chemotherapy and taxanes are the preferred first-line chemotherapy agents in HER2 negative, HR positive MBC.

Physician-reported Preferences for First-line Chemotherapy for

Patients with HER2 Negative, HR Positive MBC(1)

Recent survey of 201 U.S. community-based oncologists (1) Lin et al., Cancer Medicine 2016;5(2):209-220

Taxanes

Taxanes are an established class of anticancer agents that are broadly used in various cancers, including breast cancer. Taxanes destroy cancer cells by preventing them from entering mitosis, a process of cell division, and thereby leading to apoptosis, or cell death. As shown in the following figure, taxanes are one of the most widely used classes of chemotherapy agents in both Europe and the U.S., with more than 2.8 million cycles administered in 2016 (Symphony Health Solutions 2016; IMS Health 2016).

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

Chemical and Pharmacologic Properties of Paclitaxel, Docetaxel and Tesetaxel

  (1)     The P-glycoprotein (P-gp) efflux pump mediates gastric absorption as well as chemotherapy resistance

  (2)     Shanmugam et al., Drug Development and Industrial Pharmacy 2015;41(11):1864-1876

  (3)     McEntee et al., Veterinary and Comparative Oncology 2003;1(2):105-112

  (4)     At pH conditions similar to gastric fluid

  (5)     Montaseri, Taxol: Solubility, Stability and Bioavailability 1997

  (6)     Bharate et al., Bioorganic & Medicinal Chemistry Letters 2015;25(7):1561-1567

  (7)     Tan et al., British Journal of Cancer 2014;110(11):2647-54

  (8)     Taxotere (docetaxel) prescribing label

  (9)     Lang et al., 2012 American Society of Clinical Oncology (ASCO) Annual Meeting, Journal of Clinical Oncology 2012;20(15 supp):2555

We believe the improved pharmacologic properties of tesetaxel enable a simple, patient-friendly dosing regimen, as shown in the following table.

Tesetaxel Has Simple, Patient-friendly Dosing Regimen

(1) National Comprehensive Cancer Network (NCCN), Clinical Practice Guidelines in Oncology 2017 (2) Corticosteroid plus antihistamine plus H2 antagonist as per prescribing label

Tesetaxel is chemically designed to have a long (~8 day) t1/2 in humans (see following figure), which may allow adequate drug levels to be maintained with relatively infrequent dosing.

Pharmacokinetic Profiles of Paclitaxel and Tesetaxel

Note: The graph above includes median plasma concentrations through Day 1 and simulated data thereafter for paclitaxel and geometric mean plasma concentrations through Day 21 and simulated data thereafter for tesetaxel.

Cmax=maximum (plasma) concentration; GI50=the concentration of drug required to inhibit growth by 50%

Q3/4W=once per week for 3 of 4 weeks; Q3W=once every 3 weeks; t1/2=terminal plasma half-life

(1)     Shionoya et al., Cancer Science 2003;94(5):459-66

(2)     Trock et al., Journal of the NCI 1997;89(13):917-31

(3)     Tan et al., British Journal of Cancer 2014;110(11):2647-54

(4)     Pharmacokinetic data from Studies 927A-PRT001, 927E-PRT003, 927E-PRT005, 927A-PRT006, and 927E-PRT007

We believe that tesetaxel’s unique properties may translate into significant benefits for patients. These may include:

•	oral administration with a low pill burden;
•	the maintenance of adequate drug levels with relatively infrequent dosing, enabled by a long (~8-day) t1/2 in humans;
•	no history of hypersensitivity reactions; and
•	significant activity against chemotherapy-resistant tumors.

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

In Vitro Antitumor Activity

Tesetaxel has exhibited potent antitumor activity in in vitro nonclinical studies, with an overall GI50 (the concentration of drug required to inhibit growth by 50%) of less than 1 nM. GI50 is a commonly used nonclinical measurement of antitumor potency; lower GI50 numbers connote higher potency (1 nM is 1/1,000th of 1 µM). In human tumor cell lines, tesetaxel largely retained antitumor cytotoxic (cell-killing) potency against taxane-resistant (P-gp positive) and other chemotherapy-resistant tumors, while paclitaxel and docetaxel lost considerable antitumor potency (Shionoya et al., Cancer Science 2003;94(5):459-466). Consistent with this finding, the uptake and accumulation of tesetaxel in both P-gp negative and P-gp positive tumor cells were greater than that of either paclitaxel or docetaxel. The relative loss of cytotoxic potency between P-gp negative and P-gp positive tumor cells for paclitaxel, docetaxel and tesetaxel is shown in the following table (low numbers connote high potency, and high numbers connote low potency).

Tesetaxel Retained Activity against Chemotherapy-resistant Tumors In Vitro(1)

(1)     Shionoya et al., Cancer Science 2003;94(5):459-466

(2)     Concentration of drug required to inhibit growth by 50%

(3)     The P-glycoprotein (P-gp) efflux pump mediates gastric absorption as well as chemotherapy resistance

Clinical Studies

More than 800 patients have been treated with tesetaxel across 25 clinical studies. Tesetaxel has been administered as monotherapy in 17 studies and in combination with other agents in 8 studies. Studies have been completed in MBC, gastric cancer, colorectal cancer, non-small cell lung cancer and other cancers as first-line, second-line or salvage therapy.

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

ECOG=Eastern Cooperative Oncology Group; HER2=human epidermal growth factor receptor 2; HR=hormone receptor; MBC= metastatic breast cancer

In all 38 patients, the confirmed response rate was 45%. The confirmed response rate was consistent across subgroups. Forty-four percent (44%) of patients who did not previously receive a taxane-containing regimen achieved a confirmed response, compared to 45% of patients who previously received a taxane-containing regimen. Median duration of response (“DoR”) was 10.9 months, and median PFS was 5.4 months (Seidman et al., 2018 ASCO Annual Meeting).

Tumor change from baseline in target lesions by individual patient is shown in the following figure.

Tumor Change from Baseline in Target Lesions(1)

(1) Nadir change based on sum of the diameters

Patient response is shown in the following figure.

Response

(1) Includes one patient who was not evaluated for response

Patient response by prior taxane exposure is shown in the following figure.

Response by Prior Taxane Exposure

Adverse Event Profile

Tesetaxel, administered both alone and in combination with capecitabine, has been generally well tolerated. In 8 studies (927A-PRT001, 927A-PRT004, 927E-PRT003, 927E-PRT005, 927E-PRT007, 927A-PRT006, TOST107 and TOST107XT), a total of 187 patients were treated with tesetaxel at 27 mg/m2 once every three weeks as monotherapy (N=156) or in combination with capecitabine at 1,750-2,500 mg/m2 (N=31).

A summary of tesetaxel’s adverse event (“AE”) profile based on these studies is shown in the following table.

Adverse Event Profile of 187 Patients at Doses Consistent with CONTESSA

Ongoing Clinical Studies

We are currently conducting three clinical studies in breast cancer, including CONTESSA, a multinational, multicenter, randomized Phase 3 study of tesetaxel in patients with MBC, as shown in the following table.

Ongoing Tesetaxel Clinical Studies

HER2=human epidermal growth factor receptor 2; HR=hormone receptor; MBC= metastatic breast cancer; TNBC=triple-negative breast cancer

CONTESSA

We are conducting a multinational, multicenter, randomized, Phase 3 study, known as CONTESSA, that is comparing tesetaxel dosed orally at 27 mg/m2 on the first day of a 21-day cycle plus a reduced dose of capecitabine (1,650 mg/m2/day on the first 14 days of a 21-day cycle) to the approved dose of capecitabine alone (2,500 mg/m2/day on the first 14 days of a 21-day cycle) in approximately 600 patients with HER2 negative, HR positive MBC previously treated with a taxane in the neoadjuvant (prior to surgery) or adjuvant (immediately following surgery) setting. Where indicated, patients must have received endocrine therapy with or without a CDK 4/6 inhibitor. CONTESSA’s primary endpoint is PFS assessed by an Independent Radiologic Review Committee (“IRC”). CONTESSA’s secondary endpoints are overall survival (“OS”), ORR assessed by IRC and disease control rate (“DCR”) assessed by IRC.

In May 2019, the Independent Data Monitoring Committee (the “IDMC”) for CONTESSA recommended that the study continue with no modifications following a planned interim efficacy futility analysis. The interim efficacy futility analysis was based on a pre-specified analysis of the first approximate 100 PFS events that occurred in the study. The purpose of the interim efficacy futility analysis was to facilitate the early termination of the study if the IDMC determined that achieving a positive outcome on the primary endpoint would be futile.

In October 2019, we announced that enrollment in CONTESSA was complete. We expect to report top-line results from CONTESSA in the third quarter of 2020.

CONTESSA Study Design

BID=twice per day; DCR=disease control rate; HER2=human epidermal growth factor receptor 2; HR=hormone receptor; IRC=Independent Radiologic Review Committee; MBC=metastatic breast cancer; ORR=objective response rate; OS=overall survival; PFS=progression-free survival

In designing CONTESSA, we received non-binding advice from both the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”). We believe CONTESSA may serve as a single pivotal study sufficient for product registration, provided that the study demonstrates a statistically significant and clinically meaningful improvement in the primary endpoint, PFS, for tesetaxel plus a reduced dose of capecitabine as compared to the approved dose of capecitabine alone as well as an overall favorable benefit-risk profile for the tesetaxel plus a reduced dose of capecitabine regimen. Generally, a single pivotal study can be sufficient for FDA approval only when the study provides highly reliable and statistically strong evidence of an important clinical benefit and in which confirmation of the result in a second clinical trial would be practically or ethically impossible. There can be no assurance that the outcome of CONTESSA will be sufficient for the approval of tesetaxel by the FDA, European Commission or other regulatory agencies or that tesetaxel will be approved at all.

Registration studies of chemotherapy agents FDA-approved for advanced breast cancer are shown in the following table.

Registration Studies of Chemotherapy Agents FDA-Approved for Advanced Breast Cancer(1)

PFS=progression-free survival; TTP=time to progression

(1)     U.S. Prescribing Information for each drug

(2)     PFS, or time from randomization until objective tumor progression or death, whichever occurs first

(3)     TTP, or time from randomization until objective tumor progression

Reducing the Dose of Capecitabine in Combination with a Taxane

Clinical Studies Evaluating Lower Doses of Capecitabine Combined with a Taxane

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

Support for Combining Capecitabine at 1,650 mg/m2/day(1) with a Taxane

ORR=objective response rate; OS=overall survival; PFS=progression-free survival

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

CONTESSA 2

CONTESSA 2 is a multinational, multicenter, Phase 2 study of tesetaxel, an investigational, orally administered taxane, in patients with MBC. CONTESSA 2 is investigating tesetaxel dosed orally at 27 mg/m2 on the first day of each 21-day cycle plus a reduced dose of capecitabine (1,650 mg/m2/day dosed orally for 14 days of each 21-day cycle) in approximately 125 patients with HER2 negative, HR positive MBC not previously treated with a taxane. Capecitabine is an oral chemotherapy agent that is considered a standard-of-care treatment in MBC. Where indicated, patients must have received endocrine therapy with or without a CDK 4/6 inhibitor. Patients with central nervous system (“CNS”) metastases are eligible. The primary endpoint is ORR as assessed by an IRC. The secondary efficacy endpoints are DoR as assessed by the IRC, PFS as assessed by the IRC, DCR as assessed by the IRC and OS.

CONTESSA 2 Study Design

BID=twice per day; DCR=disease control rate; DoR=duration of response; HER2=human epidermal growth factor receptor 2; HR=hormone receptor; IRC=Independent Radiologic Review Committee; MBC= metastatic breast cancer; ORR=objective response rate; OS=overall survival; PFS=progression-free survival

CONTESSA TRIO

CONTESSA TRIO is a multi-cohort, multicenter, Phase 2 study of tesetaxel, an investigational, orally administered taxane, in patients with MBC.

•

In Cohort 1, approximately 90 patients (with potential expansion to up to 150 patients) with locally advanced or metastatic TNBC who have not received prior chemotherapy for advanced disease will be randomized 1:1:1 to receive tesetaxel dosed orally at 27 mg/m2 on the first day of each 21-day cycle plus either: (1) nivolumab at 360 mg by intravenous infusion on the first day of each 21-day cycle; (2) pembrolizumab at 200 mg by intravenous infusion on the first day of each 21-day cycle; or (3) atezolizumab at 1,200 mg by intravenous infusion on the first day of each 21-day cycle. Nivolumab and pembrolizumab (PD-1 inhibitors) and atezolizumab (a PD-L1 inhibitor) are immuno-oncology (“IO”) agents approved for the treatment of multiple types of cancer. One of these agents, atezolizumab, in combination with the intravenously delivered taxane, nab-paclitaxel, was recently approved by the FDA as a first-line treatment for patients with metastatic TNBC. Patients with CNS metastases are eligible. The dual primary endpoints for Cohort 1 are ORR and PFS. Secondary endpoints include DoR and OS. Efficacy results for each of the three PD-(L)1 inhibitor combinations will be assessed for correlation with the results of each of the three approved PD-L1 diagnostic assays.

CONTESSA TRIO Study Design: Cohort 1

CNS=central nervous system; DoR=duration of response; ORR=objective response rate; OS=overall survival; PFS=progression-free survival; TNBC=triple-negative breast cancer
•

In Cohort 2, approximately 40 elderly patients (with potential expansion to up to 60 patients) with HER2 negative MBC will receive tesetaxel monotherapy dosed orally at 27 mg/m2 on the first day of each 21-day cycle. Patients with CNS metastases are eligible. The primary endpoint for Cohort 2 is ORR. Secondary endpoints include PFS, DoR and OS.

CONTESSA TRIO Study Design: Cohort 2

CNS=central nervous system; DoR=duration of response; HER2=human epidermal growth factor receptor 2; MBC= metastatic breast cancer; ORR=objective response rate; OS=overall survival; PFS=progression-free survival

Competition

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

Tesetaxel faces significant competition. Multiple chemotherapies are currently available to physicians and patients for the treatment of HER2 negative, HR positive MBC. These include: paclitaxel, nab-paclitaxel and docetaxel (taxanes); capecitabine (a fluoropyrimidine); doxorubicin and epirubicin (anthracyclines); gemcitabine (a nucleoside inhibitor); and eribulin (a non-taxane microtubule dynamics inhibitor). The taxanes and eribulin are approved as monotherapy; capecitabine is approved as both monotherapy and combination therapy (with docetaxel); and gemcitabine is approved as combination therapy only (with paclitaxel). In addition, there are novel oral paclitaxel formulations in development, such as Athenex, Inc.’s Oraxol and Daehwa Pharmaceutical Co., Ltd.’s DHP107. We believe that the extent to which tesetaxel is adopted by the marketplace, if it is approved, will depend on factors such as its safety and tolerability, efficacy, convenience, effect on quality-of-life and cost-effectiveness relative to other treatment alternatives.

Daiichi Sankyo License Agreement

In 2013, we licensed rights to tesetaxel in all major markets from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), the original inventor of the product. Tesetaxel had previously been licensed to Genta Incorporated.

Under the Daiichi Sankyo license agreement, we currently hold exclusive rights to 15 issued patents covering our tesetaxel program. See “Business—Patents and Proprietary Rights.” We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize tesetaxel in the following countries: France, Germany, Italy, Spain, the United Kingdom and the U.S. We are required to make aggregate future milestone payments of up to $31.0 million, contingent on attainment of certain regulatory milestones, none of which have yet been achieved. Additionally, we are obligated to pay Daiichi Sankyo a tiered royalty that ranges from the low to high single digits, depending on annual net sales of tesetaxel. To date, no payments have been made to Daiichi Sankyo under the license agreement. The license agreement and accompanying royalty obligation terminate on a country-by-country basis on the last-to-expire patent in each such country, which we expect will be between 2026 and 2031 in the U.S., 2025 and 2030 in European countries and 2025 and 2030 in Japan, depending on the availability and application of patent term extensions.

NCE Exclusivity

We believe that tesetaxel will qualify as an NCE if and when an NDA is submitted. If tesetaxel qualifies as an NCE, we believe that NCE regulatory exclusivity, combined with our intellectual property, assuming the availability of 5 years of patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Act, will provide exclusivity for tesetaxel in all major markets into 2031. Separate from patent protection, exclusivity refers to certain delays and prohibitions on approval of competitor drugs available under the statute that attach on approval of a drug.

Exclusivity in the U.S.

In the U.S., NCEs approved by the FDA are eligible for market exclusivity under the Federal Food, Drug, and Cosmetic Act (“FDCA”), which can delay the approval of generic versions of the NCE by up to 7.5 years from the date of the initial approval of the NCE. Specifically, the FDCA provides a 5-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all of the data required for approval. However, an application may be submitted after 4 years if it contains a certification of patent invalidity or non-infringement. This certification will trigger an automatic 30-month stay in the approval of any generic competition, effectively extending the regulatory exclusivity period to 7.5 years.

NCE market exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical studies necessary to demonstrate safety and effectiveness.

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

Patents and Proprietary Rights

The proprietary nature of, and protection for, our product candidates, processes and know-how are important to our business. Our success depends in part on our ability to protect the proprietary nature of our product candidates, processes and know-how, to operate without infringing the proprietary rights of others and to prevent others from infringing our proprietary rights. We seek and maintain patent protection in the U.S. and internationally for our product candidates and other technology. We endeavor to patent or in-license technology, inventions and improvements that we consider important to the development of our business. In addition to patent protection, we intend to use other means to protect our proprietary rights, including pursuing periods of marketing or data exclusivity, orphan drug status (if applicable) and similar rights that are available under regulatory provisions in certain jurisdictions, including the U.S., Europe and Japan. We also rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position.

The intellectual property portfolio protecting our tesetaxel program includes 9 U.S., 5 European and 7 Japanese patents, as well as one pending U.S. patent application, two pending international patent applications, one pending European patent application and one pending Japanese patent application. Of these, 5 U.S., 4 European and 6 Japanese patents are exclusively licensed to us by Daiichi Sankyo. The 21 issued patents consist of the following:

•

Nine (9) U.S. patents, including: (i) two composition-of-matter patents expiring in October 2020 and in 2026, without taking into account any potential patent term restoration; (ii) 5 patents with claims to manufacturing methods and/or manufacturing intermediates expiring between 2023 and 2032, without taking into account any potential patent term restoration; and (iii) two patents with composition-of-matter, method of manufacture and/or method of use claims relating to alternate salt forms of tesetaxel expiring in 2031, without taking into account any potential patent term restoration.

•

Five (5) European patents, including: (i) two composition-of-matter patents expiring in October 2020 and in 2022, without taking into account any potential patent term restoration; and (ii) three patents with claims to manufacturing methods and/or manufacturing intermediates expiring in 2022, 2025 and 2031, without taking into account any potential patent term restoration.

•

Seven (7) Japanese patents, including: (i) three composition-of-matter patents expiring between October 2020 and 2022, without taking into account any potential patent term restoration; and (ii) 4 patents with claims to manufacturing methods and/or manufacturing intermediates expiring in 2022, 2025, 2025 and 2031, without taking into account any potential patent term restoration.

Among these patents, one issued U.S. composition-of-matter patent (U.S. Patent No. 7,410,980) covers the crystal form of tesetaxel used in our clinical formulation and will expire in 2026. If tesetaxel is approved by the FDA, we will be entitled to request patent term restoration that could extend the protection of this patent into 2031. The exact duration of the extension depends on the time we spend in clinical studies as well as the time the FDA spends reviewing our NDA. See “Business—Government Regulation—U.S. Patent Term Restoration.”

Our success depends on an intellectual property portfolio that will support our future revenue streams. We intend to maintain and build our patent portfolio through filing new patent applications and prosecuting existing applications. We cannot be certain that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications that we may file in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology. Any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated, or such intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive advantages. For more information, see “Risk Factors—Risks Relating to Intellectual Property.”

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

We conduct our manufacturing activities under individual purchase orders with multiple CDMOs. To date, our third-party manufacturers have met our manufacturing requirements. We expect third-party manufacturers to be capable of providing sufficient quantities of tesetaxel to meet anticipated full-scale commercial demands. To meet our projected needs for commercial manufacturing, third parties with whom we currently work with might need to increase their scale of production, or we will need to secure alternate suppliers. We believe that there are alternate sources of supply that can satisfy our anticipated clinical and commercial requirements, although we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

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

U.S. Government Regulation

In the U.S., the FDA regulates drugs under the FDCA and its implementing regulations. Failure to comply with the applicable U.S. requirements at any time during the product development or approval process, or after approval, may subject an applicant to administrative or judicial sanctions, any of which could have a material adverse effect on us. These sanctions could include:

•	refusal to approve pending applications;
•	withdrawal of an approval;
•	imposition of a clinical hold;
•	warning or untitled letters;
•	seizures or administrative detention of product;
•	total or partial suspension of production or distribution;
•	injunctions, fines, restitution, disgorgement, refusal of government contracts or civil or criminal penalties; or
•	criminal prosecution.

U.S. Drug Approval Process

The process required by the FDA before a pharmaceutical product may be marketed in the U.S. generally involves the following:

•	completion of extensive nonclinical laboratory tests, in vivo nonclinical studies and formulation studies conducted according to Good Laboratory Practices and other applicable regulations;
•	submission to the FDA of an investigational new drug (“IND”) application, which must become effective before human clinical studies may begin;
•

performance of adequate and well-controlled human clinical studies according to Good Clinical Practices (“GCPs”) and other applicable regulations to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of a NDA or other applications for approval;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities to assess compliance with current Good Manufacturing Practices (“cGMPs”) and conformance with the manufacturing-related elements of the application to assure consistent production of the product within required specifications;

•	potential FDA audit of the study sites that generated the data in support of the NDA;
•	FDA review and approval of the NDA; and
•	compliance with any post-approval requirements, such as post-approval studies required by the FDA.

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

•

Phase 3—Clinical studies are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product and provide an adequate basis for product approval and labeling. A pivotal study is a clinical study that is intended to meet regulatory authority requirements for the evaluation of a product candidate’s efficacy and safety such that it can be used to justify the approval of the product. In certain instances, the FDA may require the completion of post-approval studies, sometimes referred to as Phase 4 studies, which are conducted after initial regulatory approval to collect additional information from the treatment of patients for the intended indication or to meet other regulatory requirements.

Human clinical studies are inherently uncertain, and Phase 1, Phase 2, Phase 3 or post-approval studies may not be successfully completed or may not be completed at all. The FDA or the sponsor may suspend a clinical study at any time for a variety of reasons, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study if the clinical study is not being conducted in accordance with the IRB’s requirements or if the product candidate has been associated with unexpected serious harm to patients.

The results of product development, nonclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests and other control mechanisms, direction for use, proposed labeling, patent information and other relevant information, are submitted to the FDA as part of an NDA requesting approval to market the product. Within 60 days following submission of the application, the FDA reviews the NDA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to accept any NDA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. Once the submission is accepted for filing, the FDA begins an in-depth, substantive review of the NDA, which includes an assessment of the nonclinical and clinical data, the product’s formulation and manufacturing and whether the product is safe and effective for the proposed intended use. The FDA’s review goal for NDAs for new molecular entities is 10 months from the date the application is accepted for filing for a standard review and 6 months from the date the application is accepted for filing for a priority review. The FDA does not always meet these goal dates for standard and priority review NDAs, and the review process can be significantly extended by requests from the FDA for additional information or clarification.

Under the Prescription Drug User Fee Act, each NDA must be accompanied by a user fee, which for Fiscal Year 2020 runs at approximately $2.95 million for NDAs requiring clinical trials, as well as a program fee for prescription human drugs of approximately $325,000. Fee waivers or reductions are available, such as for the first application by a small business or for certain products designated as Orphan Drugs under the Orphan Drug Act.

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

Changes to the manufacturing process for a given drug are strictly regulated and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements on us and any third-party manufacturers we use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance and are subject to periodic or for-cause inspection by the FDA and other regulatory authorities to ensure such compliance.

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

U.S. Healthcare Fraud and Abuse Laws and Compliance Requirements

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. These laws may impact, among other things, our proposed sales and marketing programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•

The federal Anti-Kickback Statute, which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example gifts, cash payments, donations, the furnishing of supplies or equipment, waivers of payment, ownership interests, and providing any item, service or compensation for something other than fair market value. Federal false claims and civil monetary penalties laws, including the federal civil False Claims Act, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we may not submit claims directly to payors, manufacturers can be held liable under these laws in a variety of ways. These include: providing inaccurate billing or coding information to customers, improperly promoting a product’s off-label use, violating the Anti-Kickback Statute or misreporting pricing information to government programs.

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

European Government Regulation

In Europe, tesetaxel and any future products we may seek to develop and commercialize will also be subject to extensive regulatory requirements. As in the U.S., medicinal products can only be marketed if a marketing authorization from the competent regulatory authorities has been obtained.

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

In 2014, a new Clinical Trials Regulation 536/2014 (the “Regulation”), which will replace the current Directive, was adopted. The new Regulation will become directly applicable in all EU Member States (without national implementation) once the EU Portal and Database are fully functional. Until that time, the Directive remains in force and continues to apply to clinical studies in the EU. It is expected that the Regulation will apply in 2020, although this timing may be further delayed. The new Regulation seeks to simplify and streamline the approval of clinical studies in the EU. For example, the sponsor shall submit a single application for approval of a clinical study via the EU Portal. As part of the application process, the sponsor shall propose a reporting Member State, which will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical study in all concerned Member States. However, a concerned Member State can, in limited circumstances, declare an “opt-out” from an approval. In such a case, the clinical study cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical study results to the EU Database.

European Drug Approval Process

In the European Economic Area (“EEA”), which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations:

•

The Centralized (or Community) MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the EMA and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of drugs, such as biotechnology medicinal drugs, orphan medicinal drugs and medicinal drugs containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for drugs containing a new active substance not yet authorized in the EEA, or for drugs that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g., disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

•

National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for drugs not falling within the mandatory scope of the Centralized Procedure. Where a drug has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the drug has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure, an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). Within 120 days after receipt of a valid application, the competent authority of the RMS prepares a draft assessment report, a draft summary of the drug characteristics (“SmPC”) and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. Within 90 days of receiving the reference member state’s assessment report and related materials, each concerned member state must decide whether to approve the assessment report and related materials. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the RMS, the drug is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

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

In order to control the proportion of the country’s total healthcare expenditure that is devoted to drugs, the government mandates revisions in the prices of all prescription drugs every two years. However, pricing reform introduced in 2016 may have an impact on the commercial landscape in future years. There are three main changes in discussion, including annual pricing reviews, the addition of a cost-effectiveness analysis and the “huge sellers” provision to reduce budget risk for expensive drugs with significant budget impact. These went into effect in 2018, with additional proposals under consideration for later roll out, including annual reference pricing, indication expansion discounts and optimal use guidelines. These changes may impact the timeline for pricing negotiations as well as the result of these negotiations. The adoption of more restrictive pricing and reimbursement policies along with existing controls could limit our commercial revenue in the Japanese market.

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

Employees

As of December 31, 2019, we had 152 employees, of which 134 were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements.

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

Since our inception, we have invested substantially all of our capital resources in the development of tesetaxel, which we initially are developing for the treatment of metastatic breast cancer (“MBC”). We are currently conducting three studies in breast cancer, including a multinational, multicenter, randomized, Phase 3 study of tesetaxel in patients with MBC who have received no more than one chemotherapy regimen for advanced disease and have received a taxane in the neoadjuvant (prior to surgery) or adjuvant (immediately following surgery) setting. If the results of this study, known as CONTESSA, are negative or inconclusive, we may be unable to obtain regulatory approval for tesetaxel. Further, if CONTESSA is discontinued early due to safety issues or efficacy futility, we may be unable to obtain regulatory approval for tesetaxel. Additionally, even if the results of CONTESSA are positive, we cannot assure you that the U.S. Food and Drug Administration (“FDA”), the European Commission or any other regulatory authority will approve tesetaxel for marketing.

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

Even with the requisite approvals from the FDA, the European Medicines Agency (“EMA”) and other regulatory authorities, the commercial adoption of tesetaxel and any other product candidates we develop will depend on the degree of their acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance will depend on a number of factors, including:

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

As of December 31, 2019, we had no revenue, an accumulated deficit of $240.1 million and cash of $180.5 million. We believe that our existing cash will be sufficient to meet our anticipated cash requirements through at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). However, to fund future operations to the point at which we are able to generate positive cash flow from sales of tesetaxel or other potential product candidates, we will need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential licenses or other collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have been successful in obtaining financing through the issuance of our equity securities, we cannot assure you that we will be able to do so in the future. If we are unable to raise additional capital to fund our clinical development and commercialization of tesetaxel, if approved, and other business activities, we could be forced to abandon one or more programs and curtail or cease our operations.

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

We may be subject to additional risks related to operating in foreign countries either ourselves or through a third-party, including:

•	differing regulatory requirements in foreign countries;
•	international trade relations, including unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements;
•	economic weakness, including inflation or political instability in particular foreign economies and markets;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•	difficulties staffing and managing foreign operations;
•	workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•	potential liability under the Foreign Corrupt Practices Act of 1977 or comparable foreign regulations;
•

challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, as well as natural disasters, public health crises or other catastrophic events.

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

Odonate was formed in 2013 and had 152 employees as of December 31, 2019. As we advance the development of tesetaxel, we must continue to grow the size of the organization. Future growth will impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to successfully develop and commercialize our product candidates will depend, in part, on our ability to effectively and efficiently manage any future growth. Our management will have to dedicate a significant amount of its attention to managing these growth activities. In addition, we expect to incur additional costs in hiring, training and retaining such additional personnel.

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

Despite the implementation of security measures, our internal computer systems, and those of our third-party contract research organizations (“CROs”) and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption of our development programs. For example, the loss of data from ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data or disruption of the manufacturing process, we could incur liability and the further development of our product candidates could be delayed. We may also be vulnerable to cyber-attacks or other malfeasance by hackers, employees and others. This type of breach of our cybersecurity may compromise our confidential information or our financial information and adversely affect our business or result in legal proceedings.

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

CONTESSA and any other clinical studies of our product candidates that we may conduct in the future may be delayed or halted for various reasons, including:

•	insufficient financial resources;
•	insufficient supplies of drug product to treat the patients in the studies;
•	failure of patients to enroll in the studies at the rate we expect;
•	ineffectiveness of our product candidates;
•	patients experiencing unexpected side effects or other safety concerns being raised during treatment;
•	changes in governmental regulations or administrative actions;
•	failure to conduct studies in accordance with required clinical practices;
•	inspection of clinical study operations or study sites by the FDA or other regulatory authorities, resulting in a clinical hold;
•	political unrest at foreign clinical sites;
•	a shutdown of the U.S. government, including the FDA; or
•	natural disasters, public health crises or other catastrophic events impacting any of our clinical sites.

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

We depend on patents and other intellectual property rights to prevent others from improperly benefiting from products or inventions that we developed or acquired. The intellectual property portfolio protecting our tesetaxel program includes 9 U.S., 5 European and 7 Japanese patents, as well as one pending U.S. patent application, two pending international patent applications, one pending European patent application and one pending Japanese patent application. Of those, 5 U.S., 4 European and 6 Japanese patents are exclusively licensed to us by Daiichi Sankyo. Among the licensed patents, one issued U.S. patent (U.S. Patent No. 7,410,980) covers the crystal form of tesetaxel used in our clinical formulation and will expire in 2026. If tesetaxel is approved by the FDA, we will be entitled to request patent term restoration that could extend the protection of this patent into 2031. The exact duration of the extension depends on the time we spend in clinical studies as well as the time the FDA spends reviewing our NDA. See “Business—Government Regulation—U.S. Patent Term Restoration.” The licensed portfolio includes 4 other issued U.S. patents that cover compositions of matter and various methods for preparing tesetaxel, as well as European and Japanese counterparts of these U.S. patents. We also own 4 U.S. patents that cover additional methods for preparing tesetaxel and certain salt and crystal forms of tesetaxel, as well as one pending U.S. patent application, two pending international patent applications, one pending European patent application and one pending Japanese patent application.

The patent position of pharmaceutical firms like ours is highly uncertain and involves complex legal and factual questions. We intend to continue to file patent applications because we believe it is appropriate to obtain patents covering our products and their manufacture and use. There can be no assurance, however, that any additional patents will issue, that the scope of any patent that has issued or may issue will be sufficient to protect our product candidates, or that any current or future issued patent will not be held invalid if challenged. Additionally, we may have to incur significant expense and expend management time defending or enforcing our patents. If we cannot obtain and maintain effective patent rights and/or regulatory exclusivity for our product candidates, we may not be able to compete effectively, and our business and results of operations would be harmed.

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

Patents may be eligible for limited patent term extension in the U.S. under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. Similar patent extensions exist in the EU and Japan. The Hatch-Waxman Act permits a patent term extension of up to 5 years for a patent covering a qualified approved product as compensation for patent term that elapsed during product development and the FDA regulatory review process, provided the extension does not extend the total patent term beyond 14 years from approval, and only one patent per approved product is extended. We may not receive an extension if we fail to apply within applicable deadlines or fail to apply prior to expiration of relevant patents. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner, impacting our revenue.

If the FDA or foreign regulatory authorities approve generic versions of any of our products that receive marketing approval or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.

NDA applicants are required to list with the FDA each patent with claims covering the applicant’s product or method of using the product for which approval is sought. Upon approval of a drug, each of the patents listed in the application for the drug that cover the drug or an approved use of the drug is then published in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book. Drugs listed in the Orange Book can, in turn, be cited by potential generic or 505(b)(2) NDA applicants in support of approval of an Abbreviated New Drug Application (“ANDA”) or a 505(b)(2) NDA. An ANDA is a streamlined way to seek approval for marketing a drug product that has the same active ingredient in the same strength and dosage form as the listed drug and has been shown to be bioequivalent to the listed drug. Other than the requirement for bioequivalence testing, ANDA applicants are not required to conduct or submit results of nonclinical or clinical studies to prove the safety or effectiveness of their drug product. Drugs approved in this way can often be substituted by pharmacists under prescriptions written for the original listed drug.

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

A certification that the proposed product will not infringe the already approved product’s listed patents, or that such patents are invalid or unenforceable, is called a Paragraph IV certification. If the applicant has provided a Paragraph IV certification to the FDA, the applicant must also send notice of the Paragraph IV certification to the NDA and patent holders once the ANDA or 505(b)(2) NDA has been received by the FDA. The NDA and patent holders may then initiate patent infringement lawsuits in response to the notice of the Paragraph IV certification. The filing of a patent infringement lawsuit within 45 days after the receipt of a Paragraph IV certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earliest of 30 months, expiration of the relevant patent(s), settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant or 505(b)(2) applicant.

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

If we fail to comply with our obligations under our license, we may lose rights to critical patents that are important to the commercialization and revenue potential of tesetaxel.

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

If a third party claims that we infringe its proprietary rights, any of the following may occur:

•	we may become involved in time-consuming and expensive litigation, even if the claim is without merit;
•	we may become liable for substantial damages for past infringement if a court decides that we have infringed a competitor’s patent;
•

a court may prohibit us from selling or licensing our product without a license from the patent holder, which may not be available on commercially acceptable terms, if at all, or which may require us to pay substantial royalties or grant cross-licenses to our patents; or

•	we may have to redesign our product candidates so that they do not infringe patent rights of others, which may not be possible or commercially feasible and may require new regulatory approvals.

Any of these events would have a material adverse effect on our business, results of operations and financial condition.

Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Changes in either the patent laws or interpretation of the patent laws in the U.S. or other countries may diminish the value of our patents or narrow the scope of our patent protection. The laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. We therefore cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or pending applications, or that we or our licensor were the first to file for patent protection of such inventions.

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

Among some of the other changes introduced by the Leahy-Smith Act are changes that limit where a patentee may file a patent infringement suit and provide new opportunities for third parties to challenge issued patents in the USPTO. We may be subject to the risk of third-party prior art submissions on pending applications or become a party to opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patents for tesetaxel. There is a lower standard of evidence necessary to invalidate a patent claim in a USPTO proceeding relative to the standard in U.S. federal courts. This could lead third parties to challenge and successfully invalidate our patents that would not otherwise be invalidated if challenged through the court system.

In addition to patent protection, we will need to successfully preserve our trade secrets. If we are unable to maintain effective proprietary rights for tesetaxel or any future product candidates, we may not be able to compete effectively in our markets.

In addition to the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable or that we elect not to patent, processes for which patents are difficult to enforce and any other elements of our product candidate discovery and development processes that involve information or know-how that is not covered by patents. However, trade secrets can be difficult to protect. We seek to protect our proprietary science and processes, in part, by entering into confidentiality agreements with our employees, consultants, scientific advisors and contractors. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining physical security of our premises and physical and electronic security of our information technology systems. Our agreements and security measures may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. For instance, the FDA has introduced its Transparency Initiative and is currently considering whether to publicly disclose additional information from drug sponsors; in such case, we cannot guarantee that our trade secrets will not be disclosed.

Although we expect all of our employees and consultants to assign their inventions to us and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, science or information to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets.

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

•	adverse actions taken by regulatory authorities with respect to our clinical studies, manufacturing supply chain or future sales and marketing activities;
•	unfavorable results from our clinical studies;
•	delays in the initiation or completion of our clinical studies;
•	adverse changes to our relationships with third-party service providers;
•	manufacture, supply or distribution shortages;
•	departures of our management;
•	a change in competitive landscape that is unfavorable to our product candidates;
•	actual or threatened intellectual property litigation that involves our product candidates;
•	adverse developments concerning the pharmaceutical industry in general;
•	higher-than-expected expenses related to our development programs or overall corporate operations;
•	financial results that are not in line with analyst expectations or our projections;

•	changes in analyst estimates, ratings and price targets;
•	press reports or other negative publicity, whether or not true, about our business;
•	release or expiry of lock-up or other transfer restrictions on our outstanding shares of common stock;
•	sales or perceived potential sales of additional shares of common stock;
•	sales of shares of our common stock by us, our executive officers and directors or our stockholders in the future;
•	fluctuations in the stock prices of pharmaceutical and biotechnology stocks; and
•	general economic and market conditions and overall fluctuations in the U.S. equity markets.

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

Our current directors, officers and stockholders who own greater than 5% of our outstanding shares of common stock, together with their affiliates, beneficially own, in the aggregate, approximately 65% of our outstanding shares of common stock, based on the number of shares outstanding as of February 6, 2020. As a result, these current directors, officers and stockholders, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, officers and stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and could affect the market price of shares of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 4747 Executive Drive, Suite 510, San Diego, California 92121. We also maintain offices at 3 East 28th Street, New York, New York 10016. We lease approximately 8,365 square feet of office space in San Diego and approximately 5,575 square feet of office space in New York.

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

Holders of Record

As of February 6, 2020, we had 2 holders of record of shares of our common stock. Certain shares of common stock are held in “street” name, and accordingly, the number of beneficial owners of such shares of common stock is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer (“MBC”), tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. We are currently conducting three studies in breast cancer, including a multinational, multicenter, randomized, Phase 3 study in patients with MBC, known as CONTESSA. Enrollment in CONTESSA is complete, and we expect to report top-line results from this study in the third quarter of 2020. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

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

All of our research and development expense incurred to date has been incurred in connection with the development of tesetaxel. We expect our research and development expense to increase in the near term in connection with the development of tesetaxel.

General and Administrative Expense

General and administrative expense consists primarily of salaries, benefits, travel, equity-based compensation expense and facility-related expense for personnel engaged in finance and administrative functions. General and administrative expense also includes professional fees for legal, patent, consulting, accounting and audit services and other related costs. We do not expect our general and administrative expense to change significantly in the near term.

Interest Income

Interest income consists of income generated from cash held in savings accounts.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Year Ended
	December 31,
	2019	2018
Research and development expense	$104,034	$79,948
General and administrative expense	$10,896	$10,816
Interest income	$3,105	$1,804

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Year Ended
	December 31,
	2019	2018
Clinical development costs	$63,748	$52,489
Personnel and related costs	28,137	21,177
Equity-based compensation expense	9,940	5,659
Other research and development costs	2,209	623
Total research and development expense	$104,034	$79,948

Research and development expense was $104.0 million and $79.9 million for the years ended December 31, 2019 and 2018, respectively. The increase of $24.1 million was primarily due to increased activities and headcount in connection with our tesetaxel clinical development program, resulting in increased clinical development costs of $11.3 million, increased personnel and related costs of $7.0 million and increased equity-based compensation expense of $4.3 million.

General and Administrative Expense

The following table summarizes our general and administrative expense for each of the periods below (in thousands):

	Year Ended
	December 31,
	2019	2018
General and administrative costs	$5,199	$6,482
Personnel and related costs	4,193	3,272
Equity-based compensation expense	1,504	1,062
Total general and administrative expense	$10,896	$10,816

General and administrative expense of $10.9 million for the year ended December 31, 2019 remained consistent compared to $10.8 million for the year ended December 31, 2018.

Interest Income

Interest income was $3.1 million and $1.8 million for the years ended December 31, 2019 and December 31, 2018, respectively. The increase in interest income was due primarily to additional cash held in savings accounts as a result of the net proceeds from the June 2019 Offering described below.

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

As of December 31, 2019 and 2018, we had cash in the amount of $180.5 million and $139.1 million, respectively. We believe that our existing cash will be sufficient to meet our anticipated cash requirements through at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission.

We have incurred losses in each year since our inception. Our net loss was $111.8 million and $89.0 million for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, we had an accumulated deficit of $240.1 million and $128.3 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. Since our inception, we have raised $377.1 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below (in thousands):

	Year Ended
	December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(96,638)	$(67,094)
Investing activities	(166)	(1,907)
Financing activities	138,677	10,197
Net increase (decrease) in cash and restricted cash	$41,873	$(58,804)

Net cash used in operating activities was $96.6 million and $67.1 million for the years ended December 31, 2019 and 2018, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital, partially offset by equity-based compensation expense and depreciation and amortization expense.

Net cash used in investing activities was $0.2 million and $1.9 million for the years ended December 31, 2019 and 2018, respectively. Net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $138.7 million and $10.2 million for the years ended December 31, 2019 and 2018, respectively. For the year ended December 31, 2019, net cash provided by financing activities was primarily the result of net proceeds from the sale of common stock in connection with the June 2019 Offering. For the year ended December 31, 2018, net cash provided by financing activities was primarily the result of net proceeds from the exercise of the underwriters’ option to purchase additional shares of common stock in our initial public offering.

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

In October 2019, we entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.3 million over the 7.5-year term of the lease. The San Diego Lease terminates on commencement of the New San Diego Lease. We have an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. Further, we provided a standby letter of credit of $0.5 million as a security deposit during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement. As of December 31, 2019, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In February 2018, we entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. We have an option to extend the New York Lease for an additional three years at the end of the initial term. Further, we provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of December 31, 2019, $0.3 million was pledged as collateral for the letter of credit and was recorded as restricted cash.

We enter into contracts in the normal course of business with CROs, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancelable contracts.

In 2013, we licensed rights to tesetaxel in all major markets from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), the original inventor of the product. Under the Daiichi Sankyo license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize tesetaxel in the following countries: France, Germany, Italy, Spain, the United Kingdom and the U.S. We are required to make aggregate future milestone payments of up to $31.0 million, contingent on attainment of certain regulatory milestones. Additionally, we are obligated to pay Daiichi Sankyo a tiered royalty that ranges from the low to high single digits, depending on annual net sales of tesetaxel.

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

In November 2017, we adopted the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”) in order to grant stock options to our employees, officers, directors and consultants. Recipients of stock options are eligible to purchase shares of our common stock at an exercise price equal to the fair market value of such stock on the date of grant. The maximum term of options granted under the 2017 Plan is 10 years. Stock options granted prior to July 2019 generally vest over a 4-year period from either the date of grant or the commencement of service. Beginning in July 2019, stock options granted generally include a performance condition related to our development program.

In November 2017, we adopted the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”) in order to provide a means for eligible employees to accumulate shares of our common stock over time through regular payroll deductions. Under the ESPP, eligible employees may purchase shares of our common stock twice per month at a price equal to 85% of the closing price of our common stock on the date of each purchase. Eligible employees purchasing shares under the ESPP are subject to an annual cap equal to the lesser of $25,000 or 10% of the employee’s annual cash compensation. Shares purchased under the ESPP cannot be sold for a period of one year following the purchase date (or such shorter period of time if the participating employee’s employment terminates before this one-year anniversary).

Prior to our IPO, we, through Odonate Management Holdings, LLC (“Management Holdings”), issued an aggregate of 2,931,402 incentive units under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). The incentive units were issued to certain of our directors, officers, employees and consultants in consideration for bona fide services provided to us. Pursuant to the Management Plan, the incentive units are considered “profits interests” within the meaning of U.S. federal and state tax rules. Incentive units do not entitle their holders to receive distributions if we were to be liquidated immediately after the grant. Instead, the incentive unitholders are entitled to receive an allocation of a portion of our profits arising after the date of the grant and, subject to vesting conditions, distributions made out of a portion of our profits arising after the grant date of the incentive units. Accordingly, the financial benefits of incentive units to the awardee, and the costs to the issuing company, are substantially similar to a stock option grant. The incentive units generally vest over a 4-year period from either the date of grant or the commencement of service. Following our IPO, we have not granted, and will no longer grant, incentive units under the Management Plan.

The outstanding incentive units of Management Holdings represent an indirect interest in shares of our common stock on vesting of the awards. The shares of common stock underlying the outstanding incentive units were issued to Odonate Holdings, LLC (“Odonate Holdings”). While Odonate Holdings holds the shares of common stock underlying outstanding incentive units, it has no other operations. In addition, Odonate Holdings granted us a proxy directing us to vote all shares of common stock underlying outstanding incentive units held by Odonate Holdings in the same proportion as the votes cast by all other stockholders, which is sometimes called “mirrored voting.” In the event that any incentive units in Management Holdings are forfeited, the shares of common stock underlying such forfeited incentive units will be transferred from Odonate Holdings to us and cancelled.

The grant-date fair value of equity awards is estimated using a Black-Scholes option-pricing model. The estimated volatility is based on the historical volatility of a group of similar public companies in the life sciences industry.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2019, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2019, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

Name	Age	Position
Kevin Tang	52	Chairman and Chief Executive Officer
Aaron Davis(1)(2)(3)	41	Director
Craig Johnson(1)(2)(3)	58	Director
Laura Johnson(1)	55	Director
Robert Rosen	64	Director
Joseph O’Connell, M.D.	65	Chief Medical Officer
John Lemkey	39	Chief Operating Officer
Michael Hearne	57	Chief Financial Officer
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

The following is a biographical summary of the experience of our directors and executive officers:

Kevin Tang

Mr. Tang has served as our Chairman and Chief Executive Officer since the Company’s inception in 2013. He also serves as President of Tang Capital Management, LLC, a life sciences-focused investment company he founded in 2002 and an affiliate of the Company. Since 2014, Mr. Tang has served as a director and Chairman of La Jolla Pharmaceutical Company. Since 2009, he has served as a director of Heron Therapeutics, Inc. and, since 2012, has served as Chairman. From 2009 through its acquisition by Endo Pharmaceuticals, Inc. in 2010, Mr. Tang served as a director of Penwest Pharmaceuticals Co. In 2006, he co-founded Ardea Biosciences, Inc. and served as a director from inception through its acquisition by AstraZeneca PLC in 2012. From 2001 to 2008, Mr. Tang was a director of Trimeris, Inc. From 1993 to 2001, he held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. Mr. Tang received a B.S. degree from Duke University. The Board has concluded that Mr. Tang should serve as a director based on his experience forming and building biotechnology companies, serving as a director of numerous biotechnology companies and serving as a manager of funds specializing in the area of life sciences.

Aaron Davis

Mr. Davis has served as a director since December 2016. He has been the Chief Executive Officer of Boxer Capital, the healthcare arm of Tavistock Group, since 2012. Mr. Davis co-founded Boxer Capital in 2005 and, prior to being appointed Chief Executive Officer, served as Portfolio Manager. Mr. Davis also serves as Chairman of CiVi Biopharma, Inc., a director of Sojournix, Inc. and a director of Mirati Therapeutics, Inc. From 2006 to 2008, he served as a director of Kalypsys, Inc. From 2000 to 2004, Mr. Davis worked in the Global Healthcare Investment Banking and Private Equity Group at UBS Warburg, LLC. Mr. Davis received an M.A. degree in biotechnology from Columbia University and a

B.B.A. degree in finance from Emory University. The Board has concluded that Mr. Davis should serve as a director based on his experience serving as a director of biotechnology companies and as a manager of funds specializing in the area of life sciences.

Craig Johnson

Mr. Johnson has served as a director since July 2017. He also serves as a director of Heron Therapeutics, Inc., a director of La Jolla Pharmaceutical Company and a director of Mirati Therapeutics, Inc. Mr. Johnson served as a director of GenomeDx Biosciences, Inc. from 2015 to 2018, a director of Adamis Pharmaceuticals Corporation from 2011 to 2014 and a director of Ardea Biosciences, Inc. from 2008 until its acquisition by AstraZeneca PLC in 2012. From 2011 to 2012, Mr. Johnson served as Chief Financial Officer of PURE Bioscience, Inc., and, from 2010 to 2011, he served as Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc. From 2004 through its acquisition by Raptor Pharmaceuticals Corp. in 2009, Mr. Johnson served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. and, from 2009 to 2010, as Vice President of a wholly-owned subsidiary of Raptor Pharmaceuticals Corp. From 1994 to 2004, he held various positions at MitoKor, Inc., most recently serving as Chief Financial Officer and Senior Vice President of Operations. Mr. Johnson practiced as a Certified Public Accountant with Price Waterhouse, and he received a B.B.A. degree in accounting from the University of Michigan-Dearborn. The Board has concluded that Mr. Johnson should serve as a director based on his experience serving as a director of biotechnology companies and his expertise in financial management.

Laura Johnson

Ms. Johnson has served as a director since December 2018. She is the President and Chief Executive Officer of Next Generation Clinical Research Consulting, Inc., a contract research organization servicing the pharmaceutical industry that she founded in 1999. Additionally, Ms. Johnson is the President and Chief Executive Officer of Eufaeria Biosciences, Inc., a biotechnology company that she founded in 2016. Since 2013, she has served as a director of La Jolla Pharmaceutical Company. Ms. Johnson is also a founder and director of SB Bancorp, Inc. and Settlers Bank, Inc. Ms. Johnson received a nursing degree from The University of the State of New York-Albany. The Board has concluded that Ms. Johnson should serve as a director based on her substantial operating experience and expertise in clinical study management.

Robert Rosen

Mr. Rosen has served as a director since July 2017. From 2013 to February 2019, he served as President and as a director of Heron Therapeutics, Inc. and, from 2012 to 2013, served as Senior Vice President and Chief Commercial Officer of Heron Therapeutics, Inc. Since 2014, Mr. Rosen has served as a director of La Jolla Pharmaceutical Company. From 2014 to 2015, he served as a director of Conkwest, Inc. (now NantKwest, Inc.). In 2012, Mr. Rosen served as Managing Partner of Scotia Nordic LLC, a life sciences advisory firm. From 2011 to 2012, he served as Senior Vice President of Global Commercial Operations at Dendreon Corporation. From 2005 to 2011, Mr. Rosen served as Global Head of Oncology at Bayer HealthCare Pharmaceuticals. From 2002 to 2005, he was Vice President of the Oncology Business Unit at Sanofi-Synthèlabo Inc. Mr. Rosen received a B.S. degree in pharmacy from Northeastern University. The Board has concluded that Mr. Rosen should serve as a director based on his leadership experience in the biotechnology and pharmaceutical industries and expertise in commercializing pharmaceutical products.

Joseph O’Connell, M.D.

Dr. O’Connell has served as our Chief Medical Officer since September 2017. From 2015 to 2017, he served as Vice President, Medical and Scientific Affairs, Hematology and Oncology at inVentiv Health Clinical, LLC. From 2007 to 2015, Dr. O’Connell held various positions at Pfizer Inc., most recently serving as Senior Director and Asset Global Clinical Lead for Oncology. Prior to 2007, he practiced adult medical oncology for more than 15 years, most recently as a Medical Oncologist at the Yale Cancer Center. Dr. O’Connell received a B.S. degree in biology from Fordham University and an M.D. degree from the State University of New York.

John Lemkey

Mr. Lemkey has served as our Chief Operating Officer since November 2018. He previously served as our Chief Financial Officer from the Company’s inception in 2013 to November 2018. Since 2012, Mr. Lemkey has also served as Chief Operating Officer of Tang Capital Management, LLC, a life sciences-focused investment company and an affiliate of the Company, which Mr. Lemkey joined in 2006. From 2003 to 2006, he was a Senior Auditor at Ernst & Young LLP. Mr. Lemkey received a B.S. degree in accounting from the University of Southern California and is a Certified Public Accountant (inactive) in the state of California.

Michael Hearne

Mr. Hearne has served as our Chief Financial Officer since November 2018. He previously served as our Vice President of Finance and Accounting from 2015 to November 2018. Since 2015, Mr. Hearne has also served as Chief Financial Officer of Tang Capital Management, LLC, a life sciences-focused investment company and an affiliate of the Company. From 2014 to 2015, he served as a Partner at Weaver & Tidwell, LLP. From 2008 to 2014, Mr. Hearne had his own financial consulting business. From 2000 to 2008, he served as a Partner at Rothstein Kass & Company, P.C. Mr. Hearne started his public accounting career at Coopers & Lybrand in 1988. Mr. Hearne received a B.S. degree in accounting and a Masters of Accountancy, Taxation from Brigham Young University and is a Certified Public Accountant (inactive) in the state of California.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.

To our knowledge, based solely on our review of Forms 3, 4 and 5 filed with the SEC or written representations that no Form 5 was required, during the year ended December 31, 2019, our directors, executive officers and persons who beneficially own more than 10% of a registered class of our equity securities timely filed all reports required under Section 16(a) of the Exchange Act, except that one Form 4 was inadvertently filed one day late to report two transactions by Jeff Vacirca, M.D., a former director.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes information for the years ended December 31, 2019 and 2018 concerning the compensation paid or awarded to our principal executive officer and the two other most highly compensated executive officers as of December 31, 2019 (the “Named Executive Officers” or “NEOs”):

				Non-Equity
			Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Awards(1)	Compensation(2)	Compensation(3)	Total
Kevin Tang(4)	2019	$1	$-	$-	$-	$1
Chairman and Chief Executive Officer	2018	$1	$-	$-	$-	$1
Joseph O’Connell, M.D.(5)	2019	$363,900	$1,434,630	$152,800	$29,238	$1,980,568
Chief Medical Officer	2018	$353,300	$944,898	$113,056	$35,578	$1,446,832
John Lemkey	2019	$272,925	$1,085,470	$114,600	$52,114	$1,525,109
Chief Operating Officer	2018	$200,000	$577,995	$64,000	$7,920	$849,915
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

(2)	The amounts reported in this column reflect each NEO’s performance-based cash bonus paid.
(3)	The amounts reported in this column reflect the Company’s annual and matching contributions to each NEO’s 401(k) plan account and tax gross-up payments related to expense reimbursements.
(4)	Mr. Tang has elected to receive an annual salary of $1.00 and to not receive any bonuses, option awards or other compensation.
(5)

The grant-date fair value of option awards granted to Mr. O’Connell in 2018 includes $182,803 related to his January 2, 2018 grant for services rendered in 2017 and $755,352 related to his December 31, 2018 grant for services rendered in 2018.

Outstanding Option Awards as of December 31, 2019

The following table presents information regarding the outstanding option awards held by each of the NEOs as of December 31, 2019:

			Option Awards
			Number	Number
			of Securities	of Securities
			Underlying	Underlying	Option	Option
		Vesting	Unexercised	Unexercised	Award	Award
	Award	Commencement	Option Awards (#)	Option Awards (#)	Exercise	Expiration
Name	Type	Date	Exercisable	Unexercisable(1)	Price ($)	Date(2)
Kevin Tang(3)	-	-	-	-	$-	-
Joseph O’Connell, M.D.	Incentive Unit	9/9/2017	108,665	84,517	$14.89	-
	Stock Option	1/2/2018	5,398	5,867	$24.73	1/2/2028
	Stock Option	4/13/2018	6	9	$21.65	4/13/2028
	Stock Option	4/30/2018	8	9	$21.08	4/30/2028
	Stock Option	5/15/2018	6	9	$23.17	5/15/2028
	Stock Option	5/31/2018	6	8	$23.99	5/31/2028
	Stock Option	6/15/2018	6	7	$26.52	6/15/2028
	Stock Option	6/29/2018	6	10	$22.08	6/29/2028
	Stock Option	7/13/2018	6	9	$23.95	7/13/2028
	Stock Option	7/31/2018	7	10	$19.77	7/31/2028
	Stock Option	8/15/2018	7	12	$18.74	8/15/2028
	Stock Option	8/31/2018	6	12	$19.19	8/31/2028
	Stock Option	9/14/2018	6	12	$19.13	9/14/2028
	Stock Option	9/28/2018	6	12	$19.41	9/28/2028
	Stock Option	10/15/2018	19	45	$16.09	10/15/2028
	Stock Option	10/31/2018	21	51	$14.50	10/31/2028
	Stock Option	11/15/2018	17	46	$16.52	11/15/2028
	Stock Option	11/30/2018	18	48	$15.76	11/30/2028
	Stock Option	12/14/2018	17	51	$15.12	12/14/2028
	Stock Option	12/31/2018	20,019	60,055	$14.08	12/31/2028
	Stock Option	1/15/2019	-	66	$16.29	1/15/2029
	Stock Option	1/31/2019	-	64	$16.57	1/31/2029
	Stock Option	2/15/2019	-	65	$16.52	2/15/2029
	Stock Option	2/28/2019	-	65	$16.48	2/28/2029
	Stock Option	3/15/2019	-	45	$23.75	3/15/2029
	Stock Option	3/29/2019	-	48	$22.11	3/29/2029
	Stock Option	4/15/2019	-	43	$24.99	4/15/2029
	Stock Option	4/30/2019	-	55	$19.66	4/30/2029
	Stock Option	5/15/2019	-	48	$22.20	5/15/2029
	Stock Option	5/31/2019	-	50	$21.49	5/31/2029
	Stock Option	6/14/2019	-	43	$25.00	6/14/2029
	Stock Option	6/28/2019	-	29	$36.69	6/28/2029
	Stock Option	7/15/2019	-	30	$35.17	7/15/2029
	Stock Option	7/31/2019	-	26	$40.75	7/31/2029
	Stock Option	8/15/2019	-	33	$33.44	8/15/2029
	Stock Option	8/30/2019	-	34	$30.81	8/30/2029
	Stock Option	9/13/2019	-	38	$28.36	9/13/2029
	Stock Option	9/30/2019	-	41	$26.03	9/30/2029
	Stock Option	10/15/2019	-	38	$28.50	10/15/2029

	Stock Option	10/31/2019	-	33	$31.76	10/31/2029
	Stock Option	11/15/2019	-	33	$33.10	11/15/2029
	Stock Option	11/29/2019	-	31	$34.38	11/29/2029
	Stock Option	12/10/2019	-	57,198	$30.51	12/10/2029
	Stock Option	12/13/2019	-	37	$28.97	12/13/2029
	Stock Option	12/31/2019	-	33	$32.45	12/31/2029
John Lemkey	Stock Option	4/13/2018	19	26	$21.65	4/13/2028
	Stock Option	4/30/2018	20	26	$21.08	4/30/2028
	Stock Option	5/15/2018	17	26	$23.17	5/15/2028
	Stock Option	5/31/2018	16	24	$23.99	5/31/2028
	Stock Option	6/15/2018	15	22	$26.52	6/15/2028
	Stock Option	6/29/2018	18	27	$22.08	6/29/2028
	Stock Option	7/13/2018	15	26	$23.95	7/13/2028
	Stock Option	7/31/2018	18	31	$19.77	7/31/2028
	Stock Option	8/15/2018	18	35	$18.74	8/15/2028
	Stock Option	8/31/2018	17	34	$19.19	8/31/2028
	Stock Option	9/14/2018	16	35	$19.13	9/14/2028
	Stock Option	9/28/2018	16	35	$19.41	9/28/2028
	Stock Option	10/15/2018	19	42	$16.09	10/15/2028
	Stock Option	10/31/2018	20	47	$14.50	10/31/2028
	Stock Option	11/15/2018	16	43	$16.52	11/15/2028
	Stock Option	11/30/2018	17	46	$15.76	11/30/2028
	Stock Option	12/14/2018	16	48	$15.12	12/14/2028
	Stock Option	12/31/2018	15,018	45,052	$14.08	12/31/2028
	Stock Option	1/15/2019	-	82	$16.29	1/15/2029
	Stock Option	1/31/2019	-	81	$16.57	1/31/2029
	Stock Option	2/15/2019	-	81	$16.52	2/15/2029
	Stock Option	2/28/2019	-	81	$16.48	2/28/2029
	Stock Option	3/15/2019	-	56	$23.75	3/15/2029
	Stock Option	3/29/2019	-	61	$22.11	3/29/2029
	Stock Option	4/15/2019	-	53	$24.99	4/15/2029
	Stock Option	4/30/2019	-	69	$19.66	4/30/2029
	Stock Option	5/15/2019	-	60	$22.20	5/15/2029
	Stock Option	5/31/2019	-	62	$21.49	5/31/2029
	Stock Option	6/14/2019	-	54	$25.00	6/14/2029
	Stock Option	6/28/2019	-	36	$36.69	6/28/2029
	Stock Option	7/15/2019	-	38	$35.17	7/15/2029
	Stock Option	7/31/2019	-	33	$40.75	7/31/2029
	Stock Option	8/15/2019	-	40	$33.44	8/15/2029
	Stock Option	8/30/2019	-	43	$30.81	8/30/2029
	Stock Option	9/13/2019	-	48	$28.36	9/13/2029
	Stock Option	9/30/2019	-	51	$26.03	9/30/2029
	Stock Option	10/15/2019	-	47	$28.50	10/15/2029
	Stock Option	10/31/2019	-	42	$31.76	10/31/2029
	Stock Option	11/15/2019	-	40	$33.10	11/15/2029
	Stock Option	11/29/2019	-	39	$34.38	11/29/2029
	Stock Option	12/10/2019	-	42,900	$30.51	12/10/2029
	Stock Option	12/13/2019	-	47	$28.97	12/13/2029
	Stock Option	12/31/2019	-	41	$32.45	12/31/2029
(1)

The incentive units and stock options granted prior to July 2019 vest with respect to 25% of the underlying shares of common stock on the first anniversary of the vesting commencement date, with the remaining shares of common stock vesting in equal monthly installments over the following three years. The stock options granted in July 2019 and later vest as follows: (i) 50% on the date of U.S. Food and Drug Administration ("FDA") approval of tesetaxel; (ii) 25% on the first anniversary of FDA approval of tesetaxel; and (iii) 25% on the second anniversary of FDA approval of tesetaxel. Vesting is subject to the NEO’s continued service to the Company through each vesting date.
(2)	The incentive units do not expire.
(3)

Mr. Tang has elected to receive an annual salary of $1.00 and to not receive any bonuses, option awards or other compensation. Accordingly, there were no option awards held by Mr. Tang as of December 31, 2019.

Outstanding option awards held by the NEOs as of December 31, 2019 are comprised of incentive units issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”) and stock options issued under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). The Management Plan and 2017 Plan were adopted in order to allow for directors, officers, employees and consultants of Odonate (the “Management Plan Participants” and the “2017 Plan Participants”) to share in the performance of the Company. The incentive units issued under the Management Plan were issued to Odonate Management Holdings, LLC, which issued incentive units to the Management Plan Participants on the same terms and conditions. The incentive units generally vest over a 4-year period from either the date of grant or the commencement of service and are subject to continued service requirements. Generally, on termination of services, unvested incentive units are forfeited. The vested incentive units may be exercised by the Management Plan Participants, with the value received by the Management Plan Participants in the form of cash or shares of common stock equal to the fair market value on the date of exercise less the exercise price of the incentive unit. Following the initial public offering, as defined in Note 1 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K, the Company has not granted, and will no longer grant, incentive units. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of such stock on the date of grant. The maximum term of options granted under the 2017 Plan is 10 years. Stock options granted prior to July 2019 generally vest over a 4-year period from either the date of grant or the commencement of service. Beginning in July 2019, stock options granted generally include a performance condition related to our development program.

Compensation Arrangements with Named Executive Officers

All compensation arrangements with NEOs constitute “at-will” employment, meaning the NEO can terminate employment at any time, for any reason or for no reason. Similarly, the Company is free to terminate an NEO at any time, for any reason or for no reason. NEOs receive an annual base salary and are eligible to earn an annual performance-based cash bonus. In determining the annual performance-based cash bonus for each NEO, the NEO’s annual base salary is multiplied by his or her target bonus percentage, and the resulting amount is then multiplied by the corporate performance percentage approved by the Board, which is dependent on the achievement of corporate performance goals. NEOs are also eligible to receive an equity interest in the Company in the form of option awards. Option awards granted prior to July 2019 generally vest over a 4-year period from either the date of grant or the commencement of service and are subject to continued service requirements. Beginning in July 2019, stock options granted generally include a performance condition related to our development program. Option awards are subject to accelerated vesting in the event of an NEO’s termination of employment by reason of death or disability or by the Company without cause within 24 months following the occurrence of a change in control. Compensation arrangements with NEOs do not provide for severance benefits.

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

Director Compensation

We adopted a director compensation plan whereby we pay an annual retainer of $50,000 per year to each non-employee director, with an additional $15,000 annual fee for service as chairperson of the Audit Committee and $10,000 annual fee for service as chairperson of the Compensation Committee. Such cash fees are generally paid quarterly in arrears. We also may make periodic equity grants to such directors, but we have no current commitments to do so. We reimburse our directors for their reasonable out-of-pocket expenses incurred in performing services, including expenses for attending board and committee meetings.

The following table shows the compensation earned in 2019 by the directors who served on the Board during any portion of the year ended December 31, 2019:

	Fees Earned or	Option
Name	Paid in Cash	Awards(1)	Total
Current Directors
Kevin Tang(2)	$-	$-	$-
Aaron Davis(2)	$-	$-	$-
Craig Johnson	$75,000	$309,388	$384,388
Laura Johnson	$50,000	$309,388	$359,388
Robert Rosen	$50,000	$309,388	$359,388
Former Directors
Jeff Vacirca, M.D.(3)	$56,250	$-	$56,250
George Tidmarsh, M.D., Ph.D.(3)	$44,837	$-	$44,837
(1)

The amounts reported in this column reflect the grant-date fair values of stock options granted to the directors calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 6 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K. The aggregate number of option awards outstanding for Mr. Johnson, Ms. Johnson and Mr. Rosen as of December 31, 2019 was 116,030, 60,000 and 116,030, respectively. There were no option awards held by Messrs. Tang and Davis as of December 31, 2019.

(2)	Messrs. Tang and Davis have waived all compensation for their services on the Board.
(3)	Fees earned or paid in cash were pro-rated based on the portion of the year such director served on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table presents information regarding beneficial ownership of our equity interests as of February 6, 2020 by:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding equity interests;
•	our Named Executive Officers (“NEOs”);
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage ownership information shown in the column titled “Percentage of Shares Beneficially Owned” in the table below is based on 32,063,135 shares of common stock outstanding as of February 6, 2020.

Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and, thus, represents voting or investment power with respect to our securities as of February 6, 2020. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each individual listed in this table is 4747 Executive Drive, Suite 510, San Diego, California 92121.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned
Greater than 5% Holders
Tang Capital Partners, LP(1)	14,744,152	46.0%
Affiliates of Boxer Capital(2)	4,009,133	12.5%
Wellington Management Group LLP(3)	2,061,421	6.4%
Named Executive Officers and Directors
Kevin Tang(1)	14,744,152	46.0%
Aaron Davis(2)	645,756	2.0%
Joseph O'Connell, M.D.(4)	154,107	* %
Craig Johnson(5)	77,353	* %
Robert Rosen(6)	77,353	* %
Laura Johnson(7)	24,167	* %
John Lemkey(8)	21,560	* %
All executive officers and directors as a group (8 persons)(9)	15,760,247	49.2%
*	Indicates ownership of less than one percent.
(1)

These securities are beneficially owned by Tang Capital Partners, LP ("TCP"). TCP shares voting and dispositive power over such shares of common stock with Tang Capital Management, LLC (“TCM”) and Kevin Tang. TCM, as the general partner of TCP, and Kevin Tang, as the manager of TCM, may be deemed to beneficially own the shares of the common stock owned by TCP. Mr. Tang is the Chairman and Chief Executive Officer of the Company. Additionally, these securities include a total of 823,168 shares of common stock that are held of record by Odonate Holdings, LLC (“Odonate Holdings”). Odonate Holdings has granted a proxy to TCP giving TCP the authority to vote 154,285 shares of common stock. Odonate Holdings has also granted a proxy to the Company giving the Company the authority to vote 1,454,577 shares of common stock in the same proportion as the votes cast by all other stockholders of the Company. Of the 1,454,577 shares of common stock, TCP controls the voting of 668,883 shares of common stock based on its proportional ownership in the Company. The address of the foregoing entities is 4747 Executive Drive, Suite 510, San Diego, California 92121.

(2)

Based on the Form 4 and Schedule 13D/A filed with the SEC on June 28, 2019 and December 27, 2018, respectively. Affiliates of Boxer Capital consist of Boxer Capital, LLC (“Boxer Capital”), which is the beneficial owner of 3,363,377 shares of common stock, and Aaron Davis, the Chief Executive Officer of Boxer Capital and a director of the Company, who is the beneficial owner of 645,756 shares of common stock. Boxer Asset Management Inc. (“Boxer Management”) is the majority owner of Boxer Capital. Joe Lewis, a natural person, is the sole indirect beneficial owner of and controls Boxer Management. Mr. Davis is not deemed to be the beneficial owner of the shares of common stock held by Boxer Capital. The address for the Affiliates of Boxer Capital is 11682 El Camino Real, Suite 320, San Diego, California 92130.

(3)

Based on the Schedule 13G filed with the SEC on January 28, 2020. These securities are beneficially owned by clients of the Wellington Investment Advisers. Wellington Management Group LLP is the parent holding company of certain holding companies and the Wellington Investment Advisers. The principal address of the foregoing entities is 280 Congress Street, Boston, Massachusetts 02210.

(4)	Includes 120,739 shares of common stock underlying incentive units and 31,660 shares of common stock underlying stock options exercisable by Dr. O’Connell within 60 days of February 6, 2020.
(5)	Includes 52,353 shares of common stock underlying incentive units and 25,000 shares of common stock underlying stock options exercisable by Mr. Johnson within 60 days of February 6, 2020.
(6)	Includes 52,353 shares of common stock underlying incentive units and 25,000 shares of common stock underlying stock options exercisable by Mr. Rosen within 60 days of February 6, 2020.
(7)	Includes 24,167 shares of common stock underlying stock options exercisable by Ms. Johnson within 60 days of February 6, 2020.
(8)

Includes 19,241 shares of common stock underlying stock options exercisable by Mr. Lemkey. Additionally, Mr. Lemkey is the Chief Operating Officer of the Company, as well as the Chief Operating Officer of TCM. Mr. Lemkey has a pecuniary interest in a portion of the shares beneficially held by TCP.

(9)

Includes the shares of common stock underlying incentive units and shares of common stock underlying stock options exercisable within 60 days of February 6, 2020 referred to in footnotes (4), (5), (6), (7) and (8).

Equity Plan Compensation Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2019:

Number of
	Number of		Securities Remaining
	Securities to Be	Weighted-average	Available for Future
	Issued upon Exercise	Exercise Price	Issuance under Equity
	of Outstanding	of Outstanding	Compensation Plans,
	Options, Warrants	Options, Warrants	excluding Securities
	and Rights	and Rights	Reflected in Column (1)
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders(1)	5,972,765	$18.46	2,109,494
Equity compensation plans not approved by security holders	-	$-	-
Total	5,972,765	$18.46	2,109,494
(1)	Includes the Odonate Therapeutics, Inc. 2017 Stock Option Plan, Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan and Odonate Management Holdings Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have described below each transaction or series of similar transactions since January 1, 2018, or any currently proposed transaction, to which we were or are a party in which:

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

Related Party Transactions

On June 28, 2019, we closed an underwritten public offering (the “June 2019 Offering”) of 4,750,000 shares of common stock at a public offering price of $26.00 per share. On July 2, 2019, the underwriters exercised in full their option to purchase 712,500 additional shares of common stock. In the June 2019 Offering, Tang Capital Partners, LP, which is beneficially owned by Mr. Tang, our Chairman and Chief Executive Officer, purchased 769,231 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $20.0 million. Boxer Capital, where Mr. Davis, one of our directors, is the Chief Executive Officer, purchased 384,615 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $10.0 million. Wellington Management Group LLP, a beneficial owner of more than 5% of our outstanding equity interests, purchased 1,830,282 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $47.6 million. Jeff Vacirca, M.D., a director at the time of the June 2019 Offering, purchased 19,231 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $0.5 million.

During the year ended December 31, 2018, we received certain services and other benefits from an affiliate (the “Affiliate”) of our Chairman and Chief Executive Officer. We were not charged any fees for these services and other benefits, which included personnel costs for research and development and administrative functions, rent and facility costs and other direct expenses. We recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million for the year ended December 31, 2018 for services and other benefits provided without charge to us. See Note 9 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

Director Independence

Our Board has reviewed the independence of all directors in light of each director’s (or any family member’s, if applicable) affiliations with the Company and members of management, as well as significant holdings of the Company’s securities. The Board uses the definition of independence from the Nasdaq Stock Market listing standards to assess independence of our directors, (the “Nasdaq Independence Rules”). The Nasdaq Independence Rules have objective tests and a subjective test for determining who is an “independent director.” The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations but considers all relevant facts and circumstances. After considering the foregoing factors, our Board has determined that Messrs. Davis and Johnson and Ms. Johnson qualify as “independent directors,” as defined by Nasdaq Independence Rules. Mr. Tang is deemed to not be independent under Nasdaq Independence Rules by virtue of his current employment with the Company. Mr. Rosen is deemed to not be independent due to Mr. Tang’s current service on the compensation committee of Heron Therapeutics, Inc. During the portion of the year they served on the Board, former directors Dr. Tidmarsh and Dr. Vacirca were deemed to not be independent under Nasdaq Independence Rules.

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

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us by Squar Milner LLP, our principal accountant, for each of the periods below:

	Year Ended
	December 31,
	2019	2018
Audit Fees(1)	$145,161	$109,383
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$145,161	$109,383
(1)

“Audit Fees” consists of fees for professional services provided in connection with: (i) the audit of our annual financial statements; (ii) the reviews of our quarterly financial statements; and (iii) the consents and other services related to U.S. Securities and Exchange Commission filings.

Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for 2019 and 2018 were approved by the Audit Committee.

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

3.2	First Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on June 24, 2019)

4.1*	Description of Registered Securities

10.1+

Limited Liability Company Operating Agreement of Odonate Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (File No. 001-38318), as filed with the SEC on February 14, 2018)

10.2+

Odonate Therapeutics, Inc. 2017 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (File No. 333-234539), as filed with the SEC on November 6, 2019)

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

ODONATE THERAPEUTICS, INC.

Date: February 20, 2020	By:	/s/ Kevin Tang
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

Signature	Title	Date

/s/ Kevin Tang Kevin Tang	Chairman and Chief Executive Officer (principal executive officer)	February 20, 2020

/s/ Michael Hearne Michael Hearne	Chief Financial Officer (principal financial and accounting officer)	February 20, 2020

/s/ Aaron Davis Aaron Davis	Director	February 20, 2020

/s/ Craig Johnson Craig Johnson	Director	February 20, 2020

/s/ Laura Johnson Laura Johnson	Director	February 20, 2020

/s/ Robert Rosen Robert Rosen	Director	February 20, 2020

ODONATE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Odonate Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Odonate Therapeutics, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

San Diego, California

February 20, 2020

ODONATE THERAPEUTICS, INC.

Balance Sheets

(in thousands, except par value and share amounts)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash	$180,460	$139,050
Prepaid expenses and other current assets	3,468	750
Total current assets	183,928	139,800
Property and equipment, net	1,663	1,899
Right-of-use lease assets	1,581	-
Restricted cash	714	251
Other	941	723
Total assets	$188,827	$142,673
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,583	$10,777
Accrued expenses	8,881	7,365
Lease liabilities, current portion	315	-
Deferred rent, current portion	-	66
Total current liabilities	24,779	18,208
Lease liabilities, less current portion	1,748	-
Deferred rent, less current portion	-	461
Total liabilities	26,527	18,669
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 32,050,906 and 26,747,438 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	300	244
Additional paid-in capital	402,077	252,012
Accumulated deficit	(240,077)	(128,252)
Total stockholders' equity	162,300	124,004
Total liabilities and stockholders' equity	$188,827	$142,673

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2019	2018
Operating expenses:
Research and development	$104,034	$79,948
General and administrative	10,896	10,816
Total operating expenses	114,930	90,764
Loss from operations	(114,930)	(90,764)
Interest income	3,105	1,804
Net loss	$(111,825)	$(88,960)
Net loss per share:
Basic and diluted	$(4.05)	$(3.64)
Weighted-average shares outstanding:
Basic and diluted	27,625,468	24,462,293

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	26,890,356	$240	$235,034	$(39,292)	$195,982
Issuance of common stock, net of issuance costs	441,073	4	9,844	-	9,848
Issuance of common stock under employee stock plans	21,624	-	349	-	349
Forfeiture of common stock underlying incentive units	(605,615)	-	-	-	-
Non-cash contributions for expenses	-	-	64	-	64
Equity-based compensation expense	-	-	6,721	-	6,721
Net loss	-	-	-	(88,960)	(88,960)
Balance at December 31, 2018	26,747,438	244	252,012	(128,252)	124,004
Issuance of common stock, net of issuance costs	5,462,500	55	135,041	-	135,096
Issuance of common stock under employee stock plans	150,694	1	3,580	-	3,581
Forfeiture of common stock underlying incentive units	(309,726)	-	-	-	-
Equity-based compensation expense	-	-	11,444	-	11,444
Net loss	-	-	-	(111,825)	(111,825)
Balance at December 31, 2019	32,050,906	$300	$402,077	$(240,077)	$162,300

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(111,825)	$(88,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	11,444	6,721
Depreciation and amortization	381	350
Non-cash contributions for expenses	-	64
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,936)	3,751
Accounts payable	4,782	6,392
Accrued expenses	1,516	4,155
Deferred rent	-	433
Net cash used in operating activities	(96,638)	(67,094)
Cash flows from investing activities:
Purchases of property and equipment	(166)	(1,907)
Net cash used in investing activities	(166)	(1,907)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	135,096	9,848
Proceeds from issuance of common stock under employee stock plans	3,581	349
Net cash provided by financing activities	138,677	10,197
Net increase (decrease) in cash and restricted cash	41,873	(58,804)
Cash and restricted cash, beginning of period	139,301	198,105
Cash and restricted cash, end of period	$181,174	$139,301
Supplemental disclosure of cash flow information:
Initial recognition of right-of-use lease assets	$2,215	$-
Property and equipment purchases included in accounts payable	$24	$83

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

1. Business

Odonate Therapeutics, Inc. (“Odonate” or the “Company”) is a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. The Company’s initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer (“MBC”), tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. The Company is currently conducting three studies in breast cancer, including a multinational, multicenter, randomized, Phase 3 study in patients with MBC, known as CONTESSA. The Company’s goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

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

As of December 31, 2019, the Company had $180.5 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes the Company’s existing cash will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Notes to Financial Statements

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

The carrying amounts of the Company’s cash, prepaid expenses and other current assets, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of December 31, 2019 and 2018, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

Cash and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in checking and savings accounts. Income generated from cash held in savings accounts is recorded as interest income. As of December 31, 2019 and 2018, the Company held no cash equivalents. Cash is classified as restricted cash when it is reserved for a specific purpose and, therefore, is not available for immediate or general business use.

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

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

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

Income Taxes

Income taxes are accounted for using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

tax bases, net operating losses incurred and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those assets or liabilities are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period of enactment. A valuation allowance against deferred tax assets is recorded if, based on the weight of all available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the financial statements. The Company records interest and penalties, if any, related to uncertain tax positions as a component of income tax expense.

Comprehensive Loss

Comprehensive loss is defined as a change in equity during a period from transactions and other events and circumstances from non-owner sources. There have been no items qualifying as other comprehensive loss, and, therefore, for all periods presented, the Company’s comprehensive loss was the same as its reported net loss.

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted average common shares outstanding during the period, without consideration of common stock equivalents. Basic net loss per share excludes 1,454,577 and 2,096,758 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of December 31, 2019 and 2018, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to transfer to the Company and cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised.

Diluted net loss per share is calculated by adjusting weighted average common stock outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents, which consist of shares of common stock underlying incentive units and vested stock options, were excluded from the calculation of diluted net loss per stock because they were anti-dilutive.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (“ASU 2016-12”). This guidance requires lessees to recognize operating leases with a term greater than one year on the balance sheet as a right-of-use asset and corresponding lease liability. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. Although ASU 2016-02 is required to be adopted at the earliest period presented using a modified retrospective approach, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”), which allows for an alternative transition method of adoption by recognizing a cumulative-effect adjustment, if any, to the opening balance of retained earnings in the period of adoption.

The Company adopted ASU 2016-02 on January 1, 2019 utilizing the alternative transition method allowed for under ASU 2018-11. As a result, the Company recorded lease liabilities and right-of-use lease assets of $2.7 million and $2.2 million, respectively, on its balance sheet as of January 1, 2019. The lease liabilities represent the present value of the remaining lease payments of the Company’s San Diego Lease and New York Lease (see Note 4), discounted using the Company’s incremental borrowing rate as of January 1, 2019. The corresponding right-of-use lease assets are recorded based on the lease liabilities, adjusted for the unamortized lease incentives received and the cumulative difference between rent expense and amounts paid under the San Diego Lease and New York Lease. The adoption of ASU 2016-02 did not have a material impact on either the statement of operations or statement of cash flows for the year ended December 31, 2019.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

3. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Leasehold improvements	$1,113	$1,113
Office equipment	698	504
Furniture and fixtures	420	432
Software	130	126
Total gross property and equipment	2,361	2,175
Less accumulated depreciation	(698)	(276)
Property and equipment, net	$1,663	$1,899

Depreciation expense was $0.4 million and $0.3 for the years ended December 31, 2019 and 2018, respectively.

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued clinical development costs	$6,667	$5,732
Accrued compensation and related expenses	2,122	1,619
Other accrued expenses	92	14
Total accrued expenses	$8,881	$7,365

4. Commitments and Contingencies

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

In October 2019, the Company entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.3 million over the 7.5-year term of the lease. The San Diego Lease terminates on commencement of the New San Diego Lease. The Company has an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.5 million as a security deposit during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement. As of December 31, 2019, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of December 31, 2019, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New York lease is classified as an operating lease.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

Future minimum lease payments under the New York Lease as of December 31, 2019 are as follows (in thousands):

2020	$496
2021	386
2022	401
2023	428
2024	439
Thereafter	362
Total future minimum lease payments	2,512
Less discount	(449)
Total lease liabilities	$2,063

The Company recorded lease liabilities and right-of-use lease assets for the New York Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the New York Lease was not recognized as part of the Company’s lease liability and right-of-use lease asset. Rent expense under leases was $0.8 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively. Amortization of the right-of-use lease assets was $45,000 for the year ended December 31, 2019.

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

5. Stockholders’ Equity

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

Non-cash Contributions for Expenses

Non-cash contributions for expenses represent certain services and other benefits received by the Company from an affiliate without charge to the Company (see Note 9). These services and other benefits are recorded as expense with corresponding increases to additional paid-in capital. The Company recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million for

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

the year ended December 31, 2018 for services and other benefits provided without charge to the Company.

6. Equity Incentive Plans

2017 Stock Option Plan

In November 2017, the Company adopted the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”) in order to grant stock options to employees, officers, directors and consultants of the Company. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of such stock on the date of grant. The maximum term of options granted under the 2017 Plan is 10 years. Stock options granted prior to July 2019 generally vest over a 4-year period from either the date of grant or the commencement of service. Beginning in July 2019, stock options granted generally include a performance condition related to the Company’s development program.

A total of 6,300,000 shares of common stock have been reserved for issuance under the 2017 Plan. As of December 31, 2019, 1,657,008 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

In November 2017, the Company adopted the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”) in order to provide a means for eligible employees to accumulate shares of the Company’s common stock over time through regular payroll deductions. Under the ESPP, eligible employees may purchase shares of the Company’s common stock twice per month at a price equal to 85% of the closing price of shares of the Company’s common stock on the date of each purchase. Eligible employees purchasing shares under the ESPP are subject to an annual cap equal to the lesser of $25,000 or 10% of the employee’s annual cash compensation. Shares purchased under the ESPP cannot be sold for a period of one year following the purchase date (or such shorter period of time if the participating employee’s employment terminates before this one-year anniversary).

A total of 500,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2019, 452,486 shares of common stock remained available for future grants under the ESPP.

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

The Company issued an aggregate of 2,931,402 incentive units under the Management Plan. Following the IPO, the Company has not granted, and will no longer grant, incentive units. As of December 31, 2019, 1,454,577 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the year ended December 31, 2019 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2018	5,361,920	$12.63
Granted	2,069,656	$29.08
Exercised	(492,562)	$7.99
Cancelled/forfeited	(966,249)	$14.21
Outstanding at December 31, 2019	5,972,765	$18.46	9.1	$84.2
Exercisable at December 31, 2019	1,868,546	$10.26	8.6	$41.5
(1)	Represents the weighted-average remaining contractual term of stock options. The incentive units have no expiration.
(2)

Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $32.45 as of December 31, 2019, and the exercise price.

The total intrinsic value of equity awards exercised during the years ended December 31, 2019 and 2018 was $11.6 million and $4.2 million, respectively. The total fair value of equity awards vested during the years ended December 31, 2019 and 2018 was $14.8 million and $7.5 million, respectively.

Equity-based Compensation Expense

For the years ended December 31, 2019 and 2018, the weighted average grant-date fair value per equity award was $22.83 and $11.92, respectively. The Company estimated the fair value of each equity award on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	December 31,
	2019	2018
Expected volatility	73–80%	70–75%
Expected life	6–10 years	6 years
Risk-free interest rate	1.7–2.5%	2.3–3.0%
Expected dividend yield	0%	0%

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

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

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

The classification of equity-based compensation expense is summarized as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Equity-based compensation expense:
Research and development	$9,940	$5,659
General and administrative	1,504	1,062
Total equity-based compensation expense	$11,444	$6,721

As of December 31, 2019, total unrecognized compensation cost related to unvested equity awards was $61.8 million, which is estimated to be recognized over a weighted average period of 3.0 years. As of December 31, 2019, there was no unrecognized equity-based compensation expense related to shares of common stock issued under the ESPP.

7. Income Taxes

For the years ended December 31, 2019 and 2018, the Company did not recognize a provision for income taxes, as the Company has recorded a full valuation allowance against its deferred tax assets.

The difference between income taxes computed using the U.S. federal income effective tax rate and the provision for income taxes is as follows (in thousands):

	Year Ended
	December 31,
	2019	2018
Federal statutory rate	$(23,483)	$(18,682)
State taxes, net of federal benefit	(7,809)	(6,213)
Research and development credits	(3,333)	(2,725)
Change in valuation allowance	33,232	26,295
Equity-based compensation expense	1,688	1,227
Other permanent differences	(295)	98
Income tax provision	$-	$-

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

Deferred tax assets are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$50,760	$23,450
Capitalized research and development	7,748	3,594
Equity-based compensation expense	2,276	714
Depreciation and amortization	556	574
Other accrued expenses	224	-
Total gross deferred tax assets	61,564	28,332
Less valuation allowance	(61,564)	(28,332)
Total deferred tax assets	$-	$-

As of December 31, 2019 and 2018, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

As of December 31, 2019 and 2018, the Company had federal net operating loss carryforwards of $180.4 million and $83.3 million, respectively, and state net operating loss carryforwards of $185.6 million and $85.4 million, respectively. Federal and state net operating loss carryforwards recorded before January 1, 2018 will begin to expire in 2037, unless utilized. Federal net operating loss carryforwards recorded after January 1, 2018 will carry forward indefinitely, unless utilized, and state net operating loss carryforwards recorded after January 1, 2018 will begin to expire in 2037, unless utilized.

As of December 31, 2019 and 2018, the Company had federal research and development credit carryforwards of $6.9 million and $3.2 million, respectively, and state research development credit carryforwards of $1.1 million and $0.4 million, respectively. The federal research and development credit carryforwards will begin to expire in 2037, unless utilized, and the state research and development credit carryforwards will carry forward indefinitely, unless utilized.

Pursuant to Section 382 and 383 of the Internal Revenue Code (“IRC”), utilization of the Company’s federal net operating loss carryforwards and research and development credit carryforwards may be subject to annual limitations in the event of any significant changes in its ownership structure. These annual limitations may result in the expiration of net operating loss carryforwards and research and development credit carryforwards prior to utilization. The Company has not completed an IRC Section 382 and 383 analysis regarding the limitation of net operating loss carryforwards and research and development credit carryforwards.

As of December 31, 2019 and 2018, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company had no accrual for interest or penalties on the balance sheets as of December 31, 2019 and 2018 and has not recognized interest or penalties in the statements of operations for the years ended December 31, 2019 and 2018.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax returns for the tax years 2016 through 2018 are open and are subject to examination by federal and state taxing authorities. The Company is not currently undergoing a tax audit in any federal or state jurisdiction.

8. License Agreement

In 2013, the Company licensed rights to tesetaxel in all major markets from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), the original inventor of the product. Under the Daiichi Sankyo license agreement, the Company is obligated to use commercially reasonable efforts to develop and

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

commercialize tesetaxel in the following countries: France, Germany, Italy, Spain, the United Kingdom and the U.S. The Company is required to make aggregate future milestone payments of up to $31.0 million, contingent on attainment of certain regulatory milestones. Additionally, the Company is obligated to pay Daiichi Sankyo a tiered royalty that ranges from the low to high single digits, depending on annual net sales of tesetaxel.

9. Related Party Transactions

During the year ended December 31, 2018, the Company received certain services and other benefits from an affiliate (the “Affiliate”) of the Chairman and Chief Executive Officer of the Company. The Company was not charged any fees for these services and other benefits, which included personnel costs for research and development and administrative functions, rent and facility costs and other direct expenses. The Company recorded expense, and corresponding increases to additional paid-in capital, of $0.1 million for the year ended December 31, 2018 for services and other benefits provided without charge to the Company. Personnel costs were based on actual costs incurred by the Affiliate, which were allocated based on the estimated percentage of time employees spent on Odonate on an employee-by-employee basis. Rent and facility costs were based on actual costs incurred by the Affiliate and allocated based on the Company’s use of shared space using headcount. Other direct expenses paid by the Affiliate were specifically identifiable to the Company and were allocated directly to the Company. The Chairman and Chief Executive Officer of the Company has elected to receive an annual salary of $1.00 and to not receive any bonuses, equity or other compensation.

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

10. 401(k) Plan

In 2016, the Company adopted a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary, determined on an individual basis and limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes a mandatory annual contribution of 3% of the eligible employees’ compensation to the 401(k) plan. In addition, the Company makes matching contributions of up to 6% of the eligible employees’ compensation to the 401(k) plan. For the years ended December 31, 2019 and 2018, the Company incurred costs of $1.4 million and $1.0 million, respectively, related to the 401(k) plan.