Form 10-Q
period 2020-03-31
Odonate Therapeutics, Inc.
filed 2020-04-28
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 17, 2020, there were 32,095,394 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ODONATE THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash	$153,117	$180,460
Prepaid expenses and other current assets	4,050	3,468
Total current assets	157,167	183,928
Property and equipment, net	1,594	1,663
Right-of-use lease assets	1,526	1,581
Restricted cash	714	714
Other	983	941
Total assets	$161,984	$188,827
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,894	$15,583
Accrued expenses	9,871	8,881
Lease liabilities, current portion	279	315
Total current liabilities	25,044	24,779
Lease liabilities, less current portion	1,696	1,748
Total liabilities	26,740	26,527
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 32,076,095 and 32,050,906 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	301	300
Additional paid-in capital	405,183	402,077
Accumulated deficit	(270,240)	(240,077)
Total stockholders' equity	135,244	162,300
Total liabilities and stockholders' equity	$161,984	$188,827

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Operating expenses:
Research and development	$27,947	$26,631
General and administrative	2,874	2,591
Total operating expenses	30,821	29,222
Loss from operations	(30,821)	(29,222)
Interest income	658	577
Net loss	$(30,163)	$(28,645)
Net loss per share:
Basic and diluted	$(0.99)	$(1.16)
Weighted-average shares outstanding:
Basic and diluted	30,610,696	24,682,410

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	32,050,906	$300	$402,077	$(240,077)	$162,300
Issuance of common stock under employee stock plans	27,532	1	520	-	521
Forfeiture of common stock underlying incentive units	(2,343)	-	-	-	-
Equity-based compensation expense	-	-	2,586	-	2,586
Net loss	-	-	-	(30,163)	(30,163)
Balance at March 31, 2020	32,076,095	$301	$405,183	$(270,240)	$135,244

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	26,747,438	$244	$252,012	$(128,252)	$124,004
Issuance of common stock under employee stock plans	10,606	-	159	-	159
Forfeiture of common stock underlying incentive units	(5,618)	-	-	-	-
Equity-based compensation expense	-	-	2,925	-	2,925
Net loss	-	-	-	(28,645)	(28,645)
Balance at March 31, 2019	26,752,426	$244	$255,096	$(156,897)	$98,443

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(30,163)	$(28,645)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	2,586	2,925
Depreciation and amortization	62	90
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(624)	(2,744)
Accounts payable	(696)	(3,023)
Accrued expenses	990	4,289
Net cash used in operating activities	(27,845)	(27,108)
Cash flows from investing activities:
Purchases of property and equipment	(19)	(41)
Net cash used in investing activities	(19)	(41)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	521	159
Net cash provided by financing activities	521	159
Net decrease in cash and restricted cash	(27,343)	(26,990)
Cash and restricted cash, beginning of period	181,174	139,301
Cash and restricted cash, end of period	$153,831	$112,311
Supplemental disclosure of cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$7	$47
Initial recognition of right-of-use lease assets	$-	$2,215

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

As of March 31, 2020, the Company had $153.1 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes that the Company’s existing cash will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s condensed financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of SEC Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Summary of Significant Accounting Policies

During the three months ended March 31, 2020, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and has concluded that there are no recently issued accounting pronouncements that may have a material impact on its results of operations, financial condition or cash flows based on current information.

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. The basic net loss per share calculation excludes 1,451,202 and 1,974,793 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of March 31, 2020 and 2019, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to transfer to the Company and cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised.

Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents, which consist of shares of common stock underlying incentive units and vested stock options, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

4. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Leasehold improvements	$1,113	$1,113
Office equipment	724	698
Furniture and fixtures	420	420
Software	130	130
Total gross property and equipment	2,387	2,361
Less accumulated depreciation	(793)	(698)
Property and equipment, net	$1,594	$1,663

Depreciation expense was $0.1 million for both the three months ended March 31, 2020 and 2019.

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued clinical development costs	$6,377	$6,667
Accrued compensation and related expenses	3,424	2,122
Other accrued expenses	70	92
Total accrued expenses	$9,871	$8,881

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

In October 2019, the Company entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.3 million over the 7.5-year term of the lease. The San Diego Lease terminates on commencement of the New San Diego Lease. The Company has an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.5 million as a security deposit during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement. As of March 31, 2020, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of March 31, 2020, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New York lease is classified as an operating lease.

Future minimum lease payments under the New York Lease as of March 31, 2020 are as follows (in thousands):

2020	$360
2021	386
2022	401
2023	428
2024	439
Thereafter	362
Total future minimum lease payments	2,376
Less discount	(401)
Total lease liabilities	$1,975

The Company recorded lease liabilities and right-of-use lease assets for the New York Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the New York Lease was not recognized as part of the Company’s lease liability and right-of-use lease asset. Rent expense under leases was $0.2 million for both the three months ended March 31, 2020 and 2019.

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

7. Equity Incentive Plans

2017 Stock Option Plan

A total of 6,300,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). As of March 31, 2020, 1,588,495 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

A total of 500,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”). As of March 31, 2020, 445,966 shares of common stock remained available for future grants under the ESPP.

Management Plan

The Company issued an aggregate of 2,931,402 incentive units under the Management Plan. Following the Company’s initial public offering in December 2017, the Company has not granted, and will no longer grant, any incentive units. As of March 31, 2020, 1,451,202 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan.

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the three months ended March 31, 2020 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2019	5,972,765	$18.46
Granted	196,318	$30.89
Exercised	(24,387)	$17.11
Cancelled/forfeited	(127,805)	$25.09
Outstanding at March 31, 2020	6,016,891	$18.73	8.8	$59.6
Exercisable at March 31, 2020	2,107,957	$10.73	8.2	$35.6

(1)     Represents the weighted-average remaining contractual term of stock options. The incentive units have no expiration.

(2)     Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $27.61 as of March 31, 2020, and the exercise price.

The total intrinsic value of equity awards exercised during the three months ended March 31, 2020 and 2019 was $0.3 million and $2.0 million, respectively. The total fair value of equity awards vested during the three months ended March 31, 2020 and 2019 was $2.7 million and $4.0 million, respectively.

Equity-based Compensation Expense

For the three months ended March 31, 2020 and 2019, the weighted-average grant-date fair value per share was $25.22 and $11.24, respectively. The Company estimated the fair value of each stock option on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2020	2019
Expected volatility	81%	75%
Expected life	10 years	6 years
Risk-free interest rate	1.9%	2.5%
Expected dividend yield	0%	0%

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

The classification of equity-based compensation expense is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Equity-based compensation expense:
Research and development	$2,302	$2,500
General and administrative	284	425
Total equity-based compensation expense	$2,586	$2,925

As of March 31, 2020, total unrecognized compensation cost related to unvested equity awards was $61.2 million, which is estimated to be recognized over a weighted-average period of 3.0 years. As of March 31, 2020, there was no unrecognized compensation cost related to shares of common stock issued under the ESPP.

8. Income Taxes

For the three months ended March 31, 2020 and 2019, the Company did not recognize a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets. As of March 31, 2020 and December 31, 2019, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. As of March 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors are described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We caution you that these risks, uncertainties and other factors may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Company Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer (“MBC”), tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. We are currently conducting three studies in breast cancer, as shown in the following table, including a multinational, multicenter, randomized, Phase 3 study in patients with MBC, known as CONTESSA. Enrollment in CONTESSA is complete, and we expect to report top-line results from this study in the third quarter of 2020. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

Ongoing Tesetaxel Clinical Studies

HER2= human epidermal growth factor receptor 2; HR=hormone receptor; MBC=metastatic breast cancer; TNBC=triple-negative breast cancer

CONTESSA

We are conducting a multinational, multicenter, randomized, Phase 3 study, known as CONTESSA, that is comparing tesetaxel dosed orally at 27 mg/m2 on the first day of a 21-day cycle plus a reduced dose of capecitabine (1,650 mg/m2/day on the first 14 days of a 21-day cycle) to the approved dose of capecitabine alone (2,500 mg/m2/day on the first 14 days of a 21-day cycle) in approximately 600 patients with human epidermal growth factor receptor 2 (“HER2”) negative, hormone receptor (“HR”) positive MBC previously treated with a taxane in the neoadjuvant (prior to surgery) or adjuvant (immediately following surgery) setting. Where indicated, patients must have received endocrine therapy with or without a cyclin-dependent kinase (“CDK”) 4/6 inhibitor. CONTESSA’s primary endpoint is progression-free survival (“PFS”) assessed by an Independent Radiologic Review Committee (“IRC”). CONTESSA’s secondary endpoints are overall survival (“OS”), objective response rate (“ORR”) assessed by IRC and disease control rate (“DCR”) assessed by IRC.

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

Components of Our Results of Operations

Research and Development Expense

Research and development expense consists primarily of costs associated with the development of our product candidates and includes: (i) salaries, benefits, travel, equity-based compensation expense and facility-related expense for personnel engaged in research and development functions; (ii) expense incurred under agreements with contract research organizations (“CROs”), investigative sites and consultants that conduct our nonclinical and clinical studies; (iii) manufacturing development and scale-up expense and the cost of acquiring and manufacturing clinical study materials and commercial materials, including manufacturing registration and validation batches; (iv) payments to consultants engaged in the development of our product candidates, including travel and other expense; and (v) costs related to compliance with quality and regulatory requirements.

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

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Research and development expense	$27,947	$26,631
General and administrative expense	$2,874	$2,591
Interest income	$658	$577

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Non-personnel expense:
Clinical development	$16,535	$16,348
Other	485	644
Total non-personnel expense	17,020	16,992
Personnel expense:
Salaries, bonuses and benefits	8,625	7,139
Equity-based compensation expense	2,302	2,500
Total personnel expense	10,927	9,639
Total research and development expense	$27,947	$26,631

Research and development expense was $27.9 million and $26.6 million for the three months ended March 31, 2020 and 2019, respectively. The increase in research and development expense was due primarily to increased headcount in connection with our tesetaxel clinical development program.

General and Administrative Expense

The following table summarizes our general and administrative expense for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Non-personnel expense	$1,442	$1,118
Personnel expense:
Salaries, bonuses and benefits	1,148	1,048
Equity-based compensation expense	284	425
Total personnel expense	1,432	1,473
Total general and administrative expense	$2,874	$2,591

General and administrative expense of $2.9 million for the three months ended March 31, 2020 remained consistent compared to $2.6 million for the same period in 2019.

Interest Income

Interest income of $0.7 million for the three months ended March 31, 2020 remained consistent compared to $0.6 million for the same period in 2019.

Liquidity and Capital Resources

As of March 31, 2020 and December 31, 2019, we had cash in the amount of $153.1 million and $180.5 million, respectively. We believe that our existing cash will be sufficient to meet our anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

We have incurred losses in each year since our inception. Our net loss was $30.2 million and $28.6 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $270.2 million and $240.1 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. Since our inception, we have raised $377.6 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(27,845)	$(27,108)
Investing activities	(19)	(41)
Financing activities	521	159
Net decrease in cash and restricted cash	$(27,343)	$(26,990)

Net cash used in operating activities was $27.8 million and $27.1 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital, partially offset by equity-based compensation expense and depreciation and amortization expense.

Net cash used in investing activities was $19,000 and $41,000 for the three months ended March 31, 2020 and 2019, respectively. Net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $0.5 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Net cash provided by financing activities was the result of proceeds from the issuance of common stock under employee stock plans.

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

In October 2019, we entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.3 million over the 7.5-year term of the lease. The San Diego Lease terminates on commencement of the New San Diego Lease. We have an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. Further, we provided a standby letter of credit of $0.5 million as a security deposit during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement. As of March 31, 2020, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In February 2018, we entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. We have an option to extend the New York Lease for an additional three years at the end of the initial term. Further, we provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of March 31, 2020, $0.3 million was pledged as collateral for the letter of credit and was recorded as restricted cash.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 are most critical to understanding and evaluating our reported financial results. During the three months ended March 31, 2020, there were no changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to claims and litigation arising in the ordinary course of business. We are not a party to any material legal proceedings, nor are we aware of any material pending or threatened litigation.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K, except for the additional risk factor set forth below.

The ongoing COVID-19 pandemic may disrupt our operations and affect our ability to successfully conduct clinical studies.

We are unable to accurately predict the full impact that the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic will have on our results from operations, financial condition and clinical studies due to numerous factors that are not within our control, including the duration and severity of the outbreak. Stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee illness or quarantines could result in disruptions to our operations, which could adversely impact our results from operations and financial condition. In addition, the COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Odonate Therapeutics, Inc.

Date: April 28, 2020	By:	/s/ Kevin Tang
Kevin Tang
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)