Form 10-Q
period 2020-06-30
Odonate Therapeutics, Inc.
filed 2020-07-30
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission File Number: 001-38318

Odonate Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2493065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4747 Executive Drive, Suite 210

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

As of July 17, 2020, there were 32,127,020 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ODONATE THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash	$125,417	$180,460
Prepaid expenses and other current assets	2,391	3,468
Total current assets	127,808	183,928
Property and equipment, net	1,742	1,663
Right-of-use lease assets	1,469	1,581
Restricted cash	714	714
Other	994	941
Total assets	$132,727	$188,827
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$15,066	$15,583
Accrued expenses	10,205	8,881
Lease liabilities, current portion	285	315
Total current liabilities	25,556	24,779
Lease liabilities, less current portion	1,623	1,748
Total liabilities	27,179	26,527
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 32,110,650 and 32,050,906 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	301	300
Additional paid-in capital	408,911	402,077
Accumulated deficit	(303,664)	(240,077)
Total stockholders' equity	105,548	162,300
Total liabilities and stockholders' equity	$132,727	$188,827

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$30,777	$26,453	$58,724	$53,084
General and administrative	2,751	2,783	5,625	5,374
Total operating expenses	33,528	29,236	64,349	58,458
Loss from operations	(33,528)	(29,236)	(64,349)	(58,458)
Other income, net	104	534	762	1,111
Net loss	$(33,424)	$(28,702)	$(63,587)	$(57,347)
Net loss per share:
Basic and diluted	$(1.09)	$(1.15)	$(2.07)	$(2.31)
Weighted-average shares outstanding:
Basic and diluted	30,681,604	24,893,232	30,646,150	24,788,404

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	32,050,906	$300	$402,077	$(240,077)	$162,300
Issuance of common stock under employee stock plans	27,532	1	520	-	521
Forfeiture of common stock underlying incentive units	(2,343)	-	-	-	-
Equity-based compensation expense	-	-	2,586	-	2,586
Net loss	-	-	-	(30,163)	(30,163)
Balance at March 31, 2020	32,076,095	301	405,183	(270,240)	135,244
Issuance of common stock under employee stock plans	58,412	-	1,133	-	1,133
Forfeiture of common stock underlying incentive units	(23,857)	-	-	-	-
Equity-based compensation expense	-	-	2,595	-	2,595
Net loss	-	-	-	(33,424)	(33,424)
Balance at June 30, 2020	32,110,650	$301	$408,911	$(303,664)	$105,548

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	26,747,438	$244	$252,012	$(128,252)	$124,004
Issuance of common stock under employee stock plans	10,606	-	159	-	159
Forfeiture of common stock underlying incentive units	(5,618)	-	-	-	-
Equity-based compensation expense	-	-	2,925	-	2,925
Net loss	-	-	-	(28,645)	(28,645)
Balance at March 31, 2019	26,752,426	244	255,096	(156,897)	98,443
Issuance of common stock, net of issuance costs	4,750,000	48	117,655	-	117,703
Issuance of common stock under employee stock plans	18,502	-	427	-	427
Forfeiture of common stock underlying incentive units	(45,938)	-	-	-	-
Equity-based compensation expense	-	-	2,990	-	2,990
Net loss	-	-	-	(28,702)	(28,702)
Balance at June 30, 2019	31,474,990	$292	$376,168	$(185,599)	$190,861

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(63,587)	$(57,347)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	5,181	5,915
Depreciation and amortization	147	180
Loss on disposal of property and equipment	83	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,024	(2,253)
Accounts payable	(606)	(2,822)
Accrued expenses	1,280	5,995
Net cash used in operating activities	(56,478)	(50,332)
Cash flows from investing activities:
Purchases of property and equipment	(219)	(103)
Net cash used in investing activities	(219)	(103)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	-	117,703
Proceeds from issuance of common stock under employee stock plans	1,654	586
Net cash provided by financing activities	1,654	118,289
Net (decrease) increase in cash and restricted cash	(55,043)	67,854
Cash and restricted cash, beginning of period	181,174	139,301
Cash and restricted cash, end of period	$126,131	$207,155
Supplemental disclosure of cash flow information:
Property and equipment purchases included in accounts payable and accrued expenses	$133	$7
Initial recognition of right-of-use lease assets	$-	$2,215

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

As of June 30, 2020, the Company had $125.4 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes that the Company’s existing cash will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Summary of Significant Accounting Policies

During the six months ended June 30, 2020, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and has concluded that there are no recently issued accounting pronouncements that may have a material impact on its results of operations, financial condition or cash flows based on current information.

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. The basic net loss per share calculation excludes 1,400,231 and 1,896,695 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of June 30, 2020 and 2019, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to transfer to the Company and cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised.

Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents, which consist of shares of common stock underlying incentive units and vested stock options, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

4. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Leasehold improvements	$1,205	$1,113
Office equipment	756	698
Furniture and fixtures	501	420
Software	130	130
Total gross property and equipment	2,592	2,361
Less accumulated depreciation	(850)	(698)
Property and equipment, net	$1,742	$1,663

Depreciation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively, and for the same periods in 2019.

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued clinical development costs	$6,253	$6,667
Accrued compensation and related expenses	3,678	2,122
Other accrued expenses	274	92
Total accrued expenses	$10,205	$8,881

5. Commitments and Contingencies

Lease Commitments

In March 2018, the Company entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease originally provided for expiration on December 31, 2019. In August 2019, the Company entered into a First Amendment to the San Diego Lease to extend the term of the lease through the commencement of the New San Diego Lease (defined below). The San Diego Lease is classified as an operating lease.

In October 2019, the Company entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.3 million over the 7.5-year term of the lease. The New San Diego Lease commenced in July 2020. The Company has an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.5 million as a security deposit during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement. As of June 30, 2020, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New San Diego Lease will be classified as an operating lease.

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of June 30, 2020, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New York lease is classified as an operating lease.

Future minimum lease payments under the New York Lease as of June 30, 2020 are as follows (in thousands):

2020	$189
2021	386
2022	401
2023	428
2024	439
Thereafter	362
Total future minimum lease payments	2,205
Less discount	(297)
Total lease liabilities	$1,908

The Company recorded lease liabilities and right-of-use lease assets for the New York Lease based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The option to extend the New York Lease was not recognized as part of the Company’s lease liability and right-of-use lease asset. Rent expense under leases was $0.2 million and $0.4 million for the three and six months ended June 30, 2020, respectively, and for the same periods in 2019.

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

7. Equity Incentive Plans

2017 Stock Option Plan

A total of 6,300,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). As of June 30, 2020, 1,663,402 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

A total of 500,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”). As of June 30, 2020, 439,459 shares of common stock remained available for future grants under the ESPP.

Management Plan

The Company issued an aggregate of 2,931,402 incentive units under the Management Plan. Following the Company’s initial public offering in December 2017, the Company has not granted, and will no longer grant, any incentive units. As of June 30, 2020, 1,400,231 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan.

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the six months ended June 30, 2020 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2019	5,972,765	$18.46
Granted	252,833	$31.66
Exercised	(106,922)	$13.71
Cancelled/forfeited	(279,568)	$21.83
Outstanding at June 30, 2020	5,839,108	$18.96	8.6	$136.5
Exercisable at June 30, 2020	2,285,545	$11.29	8.1	$71.0

(1)     Represents the weighted-average remaining contractual term of stock options. The incentive units have no expiration.

(2)     Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $42.34 as of June 30, 2020, and the exercise price.

The total intrinsic value of equity awards exercised during the six months ended June 30, 2020 and 2019 was $1.6 million and $2.9 million, respectively. The total fair value of equity awards vested during the six months ended June 30, 2020 and 2019 was $6.9 million and $4.7 million, respectively.

Equity-based Compensation Expense

For the six months ended June 30, 2020 and 2019, the weighted-average grant-date fair value per share was $25.71 and $13.32, respectively. The Company estimated the fair value of each stock option on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2020	2019
Expected volatility	81–82%	74–75%
Expected life	10 years	6 years
Risk-free interest rate	0.6–1.9%	2.4–2.5%
Expected dividend yield	0%	0%

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

The classification of equity-based compensation expense is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Equity-based compensation expense:
Research and development	$2,311	$2,573	$4,613	$5,073
General and administrative	284	417	568	842
Total equity-based compensation expense	$2,595	$2,990	$5,181	$5,915

As of June 30, 2020, total unrecognized compensation cost related to unvested equity awards was $58.8 million, which is estimated to be recognized over a weighted-average period of 2.8 years. As of June 30, 2020, there was no unrecognized compensation cost related to shares of common stock issued under the ESPP.

8. Income Taxes

For the three and six months ended June 30, 2020 and 2019, the Company did not recognize a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets. As of June 30, 2020 and December 31, 2019, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. As of June 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

9. License Agreement

In 2013, the Company licensed rights to tesetaxel in all major markets from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), the original inventor of the product. Under the Daiichi Sankyo license agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize tesetaxel in the following countries: France, Germany, Italy, Spain, the United Kingdom and the U.S. The Company is required to make aggregate future milestone payments of up to $31.0 million, contingent on attainment of certain regulatory milestones. Additionally, the Company is obligated to pay Daiichi Sankyo a tiered royalty that ranges from the low- to high-single digits, depending on annual net sales of tesetaxel.

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

Ongoing Tesetaxel Clinical Studies

HER2= human epidermal growth factor receptor 2; HR=hormone receptor; MBC=metastatic breast cancer; TNBC=triple-negative breast cancer

CONTESSA

CONTESSA is a multinational, multicenter, randomized, Phase 3 study of tesetaxel, an investigational, orally administered taxane, in patients with MBC. CONTESSA is comparing tesetaxel dosed orally at 27 mg/m2 on the first day of each 21-day cycle plus a reduced dose of capecitabine (1,650 mg/m2/day dosed orally for 14 days of each 21-day cycle) to the approved dose of capecitabine alone (2,500 mg/m2/day dosed orally for 14 days of each 21-day cycle) in approximately 600 patients randomized 1:1 with human epidermal growth factor receptor 2 (“HER2”) negative, hormone receptor (“HR”) positive MBC previously treated with a taxane in the neoadjuvant (prior to surgery) or adjuvant (immediately following surgery) setting. Capecitabine is an oral chemotherapy agent that is considered a standard-of-care treatment in MBC. Where indicated, patients must have received endocrine therapy with or without a cyclin-dependent kinase (“CDK”) 4/6 inhibitor. Patients with central nervous system (“CNS”) metastases are eligible. The primary endpoint is progression-free survival (“PFS”) as assessed by an Independent Radiologic Review Committee (“IRC”). The secondary efficacy endpoints are overall survival (“OS”), objective response rate (“ORR”) as assessed by the IRC and disease control rate (“DCR”) as assessed by the IRC.

In June 2019, we announced that the Independent Data Monitoring Committee (the “IDMC”) for CONTESSA recommended that the study continue with no modifications following a planned interim efficacy futility analysis. The interim efficacy futility analysis was based on a pre-specified analysis of the first approximate 100 PFS events that occurred in the study. The purpose of the interim efficacy futility analysis was to facilitate the early termination of the study if the IDMC determined that achieving a positive outcome on the primary endpoint would be futile.

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

Other Income, Net

Other income, net consists primarily of interest income generated from cash held in savings accounts. Other income, net also includes losses on disposal of property and equipment and gains and losses on foreign currency transactions.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development expense	$30,777	$26,453	$58,724	$53,084
General and administrative expense	$2,751	$2,783	$5,625	$5,374
Other income, net	$104	$534	$762	$1,111

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Non-personnel expense:
Clinical development	$19,542	$16,571	$36,077	$32,919
Other	664	466	1,149	1,110
Total non-personnel expense	20,206	17,037	37,226	34,029
Personnel expense:
Salaries, bonuses and benefits	8,260	6,843	16,885	13,982
Equity-based compensation expense	2,311	2,573	4,613	5,073
Total personnel expense	10,571	9,416	21,498	19,055
Total research and development expense	$30,777	$26,453	$58,724	$53,084

Research and development expense was $30.8 million and $58.7 million for the three and six months ended June 30, 2020, respectively, compared to $26.5 million and $53.1 million, respectively, for the same periods in 2019. The increase in research and development expense was due primarily to increased activities and headcount in connection with our tesetaxel clinical development program.

General and Administrative Expense

The following table summarizes our general and administrative expense for each of the periods below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Non-personnel expense	$1,486	$1,331	$2,928	$2,449
Personnel expense:
Salaries, bonuses and benefits	981	1,035	2,129	2,083
Equity-based compensation expense	284	417	568	842
Total personnel expense	1,265	1,452	2,697	2,925
Total general and administrative expense	$2,751	$2,783	$5,625	$5,374

General and administrative expense of $2.8 million and $5.6 million for the three and six months ended June 30, 2020, respectively, remained consistent compared to $2.8 million and $5.4 million, respectively, for the same periods in 2019.

Other Income, Net

Other income, net was $0.1 million and $0.8 million for the three and six months ended June 30, 2020, respectively, compared to $0.5 million and $1.1 million, respectively, for the same periods in 2019. The decrease in other income, net was due primarily to decreased interest income.

Liquidity and Capital Resources

As of June 30, 2020 and December 31, 2019, we had cash in the amount of $125.4 million and $180.5 million, respectively. We believe that our existing cash will be sufficient to meet our anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

We have incurred losses in each year since our inception. Our net loss was $33.4 million and $63.6 million for the three and six months ended June 30, 2020, respectively, compared to $28.7 million and $57.3 million, respectively, for the same periods in 2019. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $303.7 million and $240.1 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. Since our inception, we have raised $378.7 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(56,478)	$(50,332)
Investing activities	(219)	(103)
Financing activities	1,654	118,289
Net (decrease) increase in cash and restricted cash	$(55,043)	$67,854

Net cash used in operating activities was $56.5 million and $50.3 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital, partially offset by equity-based compensation expense and depreciation and amortization expense.

Net cash used in investing activities was $0.2 million and $0.1 million for the six months ended June 30, 2020 and 2019, respectively. Net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $1.7 million and $118.3 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020, net cash provided by financing activities was the result of proceeds from the issuance of common stock under employee stock plans. For the six months ended June 30, 2019, net cash provided by financing activities was primarily the result of net proceeds from the sale of common stock in an underwritten public offering.

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

Impact of the COVID-19 Pandemic

Although the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic did not have a material impact on our results of operations, financial condition or clinical studies during the six months ended June 30, 2020, we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our business in the future due to numerous factors that are not within our control, including its duration and severity.

Contractual Obligations and Commitments

In March 2018, we entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease originally provided for expiration on December 31, 2019. In August 2019, the Company entered into a First Amendment to the San Diego Lease to extend the term of the lease through the commencement of the New San Diego Lease (defined below).

In October 2019, we entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.3 million over the 7.5-year term of the lease. The New San Diego Lease commenced in July 2020. We have an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. Further, we provided a standby letter of credit of $0.5 million as a security deposit during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement. As of June 30, 2020, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In February 2018, we entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. We have an option to extend the New York Lease for an additional three years at the end of the initial term. Further, we provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of June 30, 2020, $0.3 million was pledged as collateral for the letter of credit and was recorded as restricted cash.

We enter into contracts in the normal course of business with CROs, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

In 2013, we licensed rights to tesetaxel in all major markets from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), the original inventor of the product. Under the Daiichi Sankyo license agreement, we are obligated to use commercially reasonable efforts to develop and commercialize tesetaxel in the following countries: France, Germany, Italy, Spain, the United Kingdom and the U.S. We are required to make aggregate future milestone payments of up to $31.0 million, contingent on attainment of certain regulatory milestones. Additionally, we are obligated to pay Daiichi Sankyo a tiered royalty that ranges from the low- to high-single digits, depending on annual net sales of tesetaxel.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 are most critical to understanding and evaluating our reported financial results. During the six months ended June 30, 2020, there were no changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

We are unable to accurately predict the full impact that the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic will have on our results from operations, financial condition and clinical studies due to numerous factors that are not within our control, including its duration and severity. Stay-at-home orders, business closures, travel restrictions, supply chain disruptions and employee illness or quarantines could result in disruptions to our operations, which could adversely impact our results from operations and financial condition. In addition, the COVID-19 pandemic has resulted in ongoing volatility in financial markets. If our access to capital is restricted or associated borrowing costs increase as a result of developments in financial markets relating to the COVID-19 pandemic, our operations and financial condition could be adversely impacted.

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

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Odonate Therapeutics, Inc.

Date: July 30, 2020	By:	/s/ Kevin Tang
Kevin Tang
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)