Form 10-Q
period 2020-09-30
Odonate Therapeutics, Inc.
filed 2020-10-28
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 14, 2020, there were 38,525,561 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ODONATE THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash	$188,258	$180,460
Prepaid expenses and other current assets	2,469	3,468
Total current assets	190,727	183,928
Property and equipment, net	2,397	1,663
Right-of-use lease assets	4,160	1,581
Restricted cash	714	714
Other	994	941
Total assets	$198,992	$188,827
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,024	$15,583
Accrued expenses	13,991	8,881
Lease liabilities, current portion	520	315
Total current liabilities	28,535	24,779
Lease liabilities, less current portion	4,856	1,748
Total liabilities	33,391	26,527
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 38,525,561 and 32,050,906 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	366	300
Additional paid-in capital	499,376	402,077
Accumulated deficit	(334,141)	(240,077)
Total stockholders' equity	165,601	162,300
Total liabilities and stockholders' equity	$198,992	$188,827

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$28,242	$25,097	$86,966	$78,181
General and administrative	2,408	2,666	8,033	8,040
Total operating expenses	30,650	27,763	94,999	86,221
Loss from operations	(30,650)	(27,763)	(94,999)	(86,221)
Other income, net	173	1,136	935	2,247
Net loss	$(30,477)	$(26,627)	$(94,064)	$(83,974)
Net loss per share:
Basic and diluted	$(0.93)	$(0.88)	$(3.00)	$(3.15)
Weighted-average shares outstanding:
Basic and diluted	32,821,835	30,268,295	31,376,672	26,635,107

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	32,050,906	$300	$402,077	$(240,077)	$162,300
Issuance of common stock under employee stock plans	27,532	1	520	-	521
Forfeiture of common stock underlying incentive units	(2,343)	-	-	-	-
Equity-based compensation expense	-	-	2,586	-	2,586
Net loss	-	-	-	(30,163)	(30,163)
Balance at March 31, 2020	32,076,095	301	405,183	(270,240)	135,244
Issuance of common stock under employee stock plans	58,412	-	1,133	-	1,133
Forfeiture of common stock underlying incentive units	(23,857)	-	-	-	-
Equity-based compensation expense	-	-	2,595	-	2,595
Net loss	-	-	-	(33,424)	(33,424)
Balance at June 30, 2020	32,110,650	301	408,911	(303,664)	105,548
Issuance of common stock, net of issuance costs	6,456,141	65	87,319	-	87,384
Issuance of common stock under employee stock plans	50,041	-	805	-	805
Forfeiture of common stock underlying incentive units	(91,271)	-	-	-	-
Equity-based compensation expense	-	-	2,341	-	2,341
Net loss	-	-	-	(30,477)	(30,477)
Balance at September 30, 2020	38,525,561	$366	$499,376	$(334,141)	$165,601

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	26,747,438	$244	$252,012	$(128,252)	$124,004
Issuance of common stock under employee stock plans	10,606	-	159	-	159
Forfeiture of common stock underlying incentive units	(5,618)	-	-	-	-
Equity-based compensation expense	-	-	2,925	-	2,925
Net loss	-	-	-	(28,645)	(28,645)
Balance at March 31, 2019	26,752,426	244	255,096	(156,897)	98,443
Issuance of common stock, net of issuance costs	4,750,000	48	117,655	-	117,703
Issuance of common stock under employee stock plans	18,502	-	427	-	427
Forfeiture of common stock underlying incentive units	(45,938)	-	-	-	-
Equity-based compensation expense	-	-	2,990	-	2,990
Net loss	-	-	-	(28,702)	(28,702)
Balance at June 30, 2019	31,474,990	292	376,168	(185,599)	190,861
Issuance of common stock, net of issuance costs	712,500	7	17,385	-	17,392
Issuance of common stock under employee stock plans	75,358	1	1,794	-	1,795
Forfeiture of common stock underlying incentive units	(178,857)	-	-	-	-
Equity-based compensation expense	-	-	2,780	-	2,780
Net loss	-	-	-	(26,627)	(26,627)
Balance at September 30, 2019	32,083,991	$300	$398,127	$(212,226)	$186,201

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(94,064)	$(83,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	7,522	8,695
Depreciation	318	318
Non-cash lease expense	282	456
Loss on disposal of property and equipment	83	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	904	(3,313)
Accounts payable	(1,559)	2,186
Accrued expenses	5,110	4,020
Lease liabilities	(225)	(505)
Net cash used in operating activities	(81,629)	(72,117)
Cash flows from investing activities:
Purchases of property and equipment	(416)	(164)
Net cash used in investing activities	(416)	(164)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	87,384	135,095
Proceeds from issuance of common stock under employee stock plans	2,459	2,381
Net cash provided by financing activities	89,843	137,476
Net increase in cash and restricted cash	7,798	65,195
Cash and restricted cash, beginning of period	181,174	139,301
Cash and restricted cash, end of period	$188,972	$204,496
Supplemental disclosure of cash flow information:
Initial recognition of right-of-use lease assets	$2,861	$2,215
Tenant improvement allowance	$719	$-
Property and equipment purchases included in accounts payable and accrued expenses	$-	$1

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Business

Odonate Therapeutics, Inc. (“Odonate” or the “Company”) is a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. The Company’s initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer (“MBC”), tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. The Company is currently conducting three studies in breast cancer. In August 2020, the Company announced positive top-line results from a multinational, multicenter, randomized, Phase 3 study of tesetaxel in MBC, known as CONTESSA. The Company’s goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

On September 1, 2020, the Company closed an underwritten public offering of 5,614,036 shares of common stock at a public offering price of $14.25 per share (collectively with the underwriters’ option, the “September 2020 Offering”). The underwriters exercised in full their option to purchase 842,105 additional shares of common stock. The aggregate gross proceeds from the September 2020 Offering were $92.0 million, and the net proceeds were $87.4 million after deducting underwriting discounts and commissions and offering costs.

As of September 30, 2020, the Company had $188.3 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes that the Company’s existing cash will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Summary of Significant Accounting Policies

During the nine months ended September 30, 2020, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and has concluded that there are no recently issued accounting pronouncements that may have a material impact on its results of operations, financial condition or cash flows based on current information.

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. The basic net loss per share calculation excludes 1,245,685 and 1,550,643 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of September 30, 2020 and 2019, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to transfer to the Company and cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised.

Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents, which consist of shares of common stock underlying incentive units and vested stock options, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

4. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Leasehold improvements	$1,955	$1,113
Office equipment	776	698
Furniture and fixtures	514	420
Software	130	130
Total gross property and equipment	3,375	2,361
Less accumulated depreciation	(978)	(698)
Property and equipment, net	$2,397	$1,663

Depreciation expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and for the same periods in 2019.

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued clinical development costs	$8,191	$6,667
Accrued compensation and related expenses	5,714	2,122
Other accrued expenses	86	92
Total accrued expenses	$13,991	$8,881

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

In October 2019, the Company entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.1 million over the 7.5-year term of the lease. The New San Diego Lease commenced in July 2020. The Company has an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.5 million as a security deposit during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement. As of September 30, 2020, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New San Diego Lease is classified as an operating lease.

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of September 30, 2020, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New York lease is classified as an operating lease.

The Company recorded lease liabilities and right-of-use lease assets for the operating leases based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The options to extend the operating leases were not recognized as part of the Company’s lease liabilities and right-of-use lease assets. As of September 30, 2020, the weighted-average remaining lease term and the weighted-average discount rate for the operating leases was 6.6 years and 4.0%, respectively. Rent expense under leases was $0.2 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, and for the same periods in 2019. Cash paid for amounts included in the measurement of lease liabilities was $0.1 million and $0.3 million for the three and nine months ended September 30, 2020, respectively, and for the same periods in 2019.

Future minimum lease payments under operating leases as of September 30, 2020 are as follows (in thousands):

2020	$96
2021	859
2022	935
2023	980
2024	1,010
Thereafter	2,252
Total future minimum lease payments	6,132
Less discount	(756)
Total lease liabilities	$5,376

Other Commitments

The Company enters into contracts in the normal course of business with third-party contract research organizations, contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

Contingencies

From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. Other than as described below, the Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

On September 16, 2020, a putative class action lawsuit was filed against the Company and the Company’s Chief Executive Officer, as well as the current and former Chief Financial Officers. The complaint was filed in the United States District Court for the Southern District of California and alleges that the Company made material misrepresentations and omissions regarding the safety and tolerability of tesetaxel in the Company’s public statements in violation of federal securities laws. The lawsuit seeks damages allegedly sustained by the class and an award of plaintiffs’ costs and attorney fees. The Company believes the complaint is without merit, and it has substantive defenses to the claims of liability and damages. The Company plans to respond accordingly. Due to the early stage of this matter, the Company is unable to estimate the possible loss or range of loss, if any, that may result from this matter.

6. Stockholders’ Equity

On September 1, 2020, the Company closed an underwritten public offering of 5,614,036 shares of common stock at a public offering price of $14.25 per share (collectively with the underwriters’ option, the “September 2020 Offering”). The underwriters exercised in full their option to purchase 842,105 additional shares of common stock. The aggregate gross proceeds from the September 2020 Offering were $92.0 million, and the net proceeds were $87.4 million after deducting underwriting discounts and commissions and offering costs.

On June 28, 2019, the Company closed an underwritten public offering of 4,750,000 shares of common stock at a public offering price of $26.00 per share (collectively with the underwriters’ option, the “June 2019 Offering”). On July 2, 2019, the underwriters exercised in full their option to purchase 712,500 additional shares of common stock. The aggregate gross proceeds from the June 2019 Offering were $142.0 million, and the net proceeds were $135.1 million after deducting underwriting discounts and commissions and offering costs.

7. Equity Incentive Plans

2017 Stock Option Plan

A total of 6,300,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). As of September 30, 2020, 1,763,645 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

A total of 500,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan (the “ESPP”). As of September 30, 2020, 430,650 shares of common stock remained available for future grants under the ESPP.

Management Plan

The Company issued an aggregate of 2,931,402 incentive units under the Management Plan. Following the Company’s initial public offering in December 2017, the Company has not granted, and will no longer grant, any incentive units. As of September 30, 2020, 1,245,685 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan.

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the nine months ended September 30, 2020 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2019	5,972,765	$18.46
Granted	293,447	$29.67
Exercised	(251,184)	$14.50
Cancelled/forfeited	(471,941)	$21.61
Outstanding at September 30, 2020	5,543,087	$18.96	8.5	$11.8
Exercisable at September 30, 2020	2,347,091	$11.49	8.0	$11.1

(1)     Represents the weighted-average remaining contractual term of stock options. The incentive units have no expiration.

(2)     Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $13.43 as of September 30, 2020, and the exercise price.

The total intrinsic value of equity awards exercised during the nine months ended September 30, 2020 and 2019 was $4.6 million and $7.9 million, respectively. The total fair value of equity awards vested during the nine months ended September 30, 2020 and 2019 was $9.5 million and $9.1 million, respectively.

Equity-based Compensation Expense

For the nine months ended September 30, 2020 and 2019, the weighted-average grant-date fair value per share was $24.02 and $17.67, respectively. The Company estimated the fair value of each stock option on the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended
	September 30,
	2020	2019
Expected volatility	81–82%	74–77%
Expected life	10 years	6–10 years
Risk-free interest rate	0.6–1.9%	1.9–2.5%
Expected dividend yield	0%	0%

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

The classification of equity-based compensation expense is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Equity-based compensation expense:
Research and development	$2,059	$2,421	$6,672	$7,494
General and administrative	282	359	850	1,201
Total equity-based compensation expense	$2,341	$2,780	$7,522	$8,695

As of September 30, 2020, total unrecognized compensation cost related to unvested equity awards was $54.9 million, which is estimated to be recognized over a weighted-average period of 2.7 years. As of September 30, 2020, there was no unrecognized compensation cost related to shares of common stock issued under the ESPP.

8. Income Taxes

For the three and nine months ended September 30, 2020 and 2019, the Company did not recognize a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets. As of September 30, 2020 and December 31, 2019, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. As of September 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, and such statements may involve substantial risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, but not limited to, statements concerning: expectations regarding the outcome of CONTESSA, our Phase 3 study of tesetaxel in patients with metastatic breast cancer; expectations regarding the enrollment, completion and outcome of our other clinical studies; expectations regarding the timing for our planned New Drug Application submission for tesetaxel; expectations regarding our ability to obtain regulatory approval of tesetaxel; the unpredictable relationship between preclinical study results and clinical study results; our plans, objectives, goals, strategies, future events, future revenues or performance, future expenses, financing needs, plans or intentions relating to acquisitions, and business trends; and other information referred to under this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “target,” “forecast” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events. Forward-looking statements are also based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

Company Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several pharmacologic properties that make it unique among taxanes, including: oral administration with a low pill burden; a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing; no history of hypersensitivity (allergic) reactions; and significant activity against chemotherapy-resistant tumors. In patients with metastatic breast cancer (“MBC”), tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. We are currently conducting three studies in breast cancer, as shown in the following table. In August 2020, we announced positive top-line results from a multinational, multicenter, randomized, Phase 3 study of tesetaxel in MBC, known as CONTESSA. We plan to submit a New Drug Application (“NDA”) for tesetaxel to the U.S. Food and Drug Administration (“FDA”) in mid-2021. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

Ongoing Tesetaxel Clinical Studies

HER2= human epidermal growth factor receptor 2; HR=hormone receptor; MBC=metastatic breast cancer; TNBC=triple-negative breast cancer

CONTESSA

CONTESSA is a multinational, multicenter, randomized, Phase 3 study of tesetaxel, an investigational, orally administered taxane, in patients with MBC. CONTESSA is comparing tesetaxel dosed orally at 27 mg/m2 on the first day of each 21 day cycle plus a reduced dose of capecitabine (1,650 mg/m2/day dosed orally for 14 days of each 21 day cycle) to the approved dose of capecitabine alone (2,500 mg/m2/day dosed orally for 14 days of each 21-day cycle) in 685 patients randomized 1:1 with human epidermal growth factor receptor 2 (“HER2”) negative, hormone receptor (“HR”) positive MBC previously treated with a taxane in the neoadjuvant or adjuvant setting. Capecitabine is an oral chemotherapy agent that is considered a standard of care treatment in MBC. Where indicated, patients must have received endocrine therapy with or without a cyclin dependent kinase (“CDK”) 4/6 inhibitor. The primary endpoint is progression-free survival (“PFS”) as assessed by an Independent Radiologic Review Committee (“IRC”). The secondary efficacy endpoints are overall survival (“OS”), objective response rate (“ORR”) as assessed by the IRC, and disease control rate (“DCR”) as assessed by the IRC.

In August 2020, we announced positive top-line results from CONTESSA. CONTESSA met the primary endpoint of improved PFS as assessed by the IRC. Median PFS was 9.8 months for tesetaxel plus a reduced dose of capecitabine versus 6.9 months for the approved dose of capecitabine alone, an improvement of 2.9 months. The risk of disease progression or death was reduced by 28.4% [hazard ratio=0.716 (95% confidence interval: 0.573-0.895); p=0.003] for patients who received tesetaxel plus a reduced dose of capecitabine versus patients who received the approved dose of capecitabine alone.

Tesetaxel plus capecitabine was associated with what we believe are manageable side effects consistent with findings from previous clinical studies. Grade ≥3 treatment-emergent adverse events (“TEAEs”) that occurred in ≥5% of patients were: neutropenia (71.2% for tesetaxel plus capecitabine vs. 8.3% for capecitabine alone); diarrhea (13.4% for tesetaxel plus capecitabine vs. 8.9% for capecitabine alone); hand foot syndrome (6.8% for tesetaxel plus capecitabine vs. 12.2% for capecitabine alone);

febrile neutropenia (12.8% for tesetaxel plus capecitabine vs. 1.2% for capecitabine alone); fatigue (8.6% for tesetaxel plus capecitabine vs. 4.5% for capecitabine alone); hypokalemia (8.6% for tesetaxel plus capecitabine vs. 2.7% for capecitabine alone); leukopenia (10.1% for tesetaxel plus capecitabine vs. 0.9% for capecitabine alone); and anemia (8.0% for tesetaxel plus capecitabine vs. 2.1% for capecitabine alone).

Adverse events resulting in treatment discontinuation in ≥1% of patients were: neutropenia or febrile neutropenia (4.2% for tesetaxel plus capecitabine vs. 1.5% for capecitabine alone); neuropathy (3.6% for tesetaxel plus capecitabine vs. 0.3% for capecitabine alone); diarrhea (0.9% for tesetaxel plus capecitabine vs. 1.5% for capecitabine alone); and hand-foot syndrome (0.6% for tesetaxel plus capecitabine vs. 2.1% for capecitabine alone). Treatment discontinuation due to any adverse event occurred in 23.1% of patients treated with tesetaxel plus capecitabine versus 11.9% of patients treated with capecitabine alone.

Grade 2 alopecia (hair loss) occurred in 8.0% of patients treated with tesetaxel plus capecitabine versus 0.3% of patients treated with capecitabine alone. Grade ≥3 neuropathy occurred in 5.9% of patients treated with tesetaxel plus capecitabine versus 0.9% of patients treated with capecitabine alone.

While OS data are immature, a recent interim analysis indicated the absence of an adverse effect on OS for tesetaxel plus a reduced dose of capecitabine. A protocol-specified final analysis of OS is expected to occur in 2022.

The results of CONTESSA have been selected for an oral presentation at the 2020 San Antonio Breast Cancer Symposium, to be held virtually December 8-11, 2020.

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

Components of Our Results of Operations

Research and Development Expense

Research and development expense consists primarily of expense associated with the development of tesetaxel and includes non-personnel-related and personnel-related expense. Non-personnel-related expense includes expense related to: (i) clinical study site payments; (ii) acquiring clinical study materials and the clinical study supply chain; (iii) manufacturing development and scale-up, including manufacturing registration and validation batches of tesetaxel; (iv) clinical and quality systems; and (v) regulatory submissions. Personnel-related expense includes expense related to salaries, benefits and equity-based compensation for personnel engaged in research and development functions.

Research and development expense is charged to operations as incurred when the expenditures relate to our research and development efforts and have no alternative future use. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

All of our research and development expense incurred to date has been incurred in connection with the development of tesetaxel. We do not expect our research and development expense to change significantly in the near term.

General and Administrative Expense

General and administrative expense includes non-personnel and personnel-related expense. Non-personnel-related expense includes expense related to: (i) professional fees for legal, patent, consulting, accounting and audit services; (ii) facilities and information technology; and (iii) insurance. Personnel-related expense includes expense related to salaries, benefits and equity-based compensation for personnel engaged in finance and administrative functions. We do not expect our general and administrative expense to change significantly in the near term.

Other Income, Net

Other income, net consists primarily of interest income generated from cash held in savings accounts. Other income, net also includes losses on disposal of property and equipment and gains and losses on foreign currency transactions.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development expense	$28,242	$25,097	$86,966	$78,181
General and administrative expense	$2,408	$2,666	$8,033	$8,040
Other income, net	$173	$1,136	$935	$2,247

Research and Development Expense

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-personnel expense:
Clinical development	$17,293	$15,158	$53,370	$48,077
Other	404	502	1,553	1,612
Total non-personnel expense	17,697	15,660	54,923	49,689
Personnel expense:
Salaries, bonuses and benefits	8,486	7,016	25,371	20,998
Equity-based compensation expense	2,059	2,421	6,672	7,494
Total personnel expense	10,545	9,437	32,043	28,492
Total research and development expense	$28,242	$25,097	$86,966	$78,181

Research and development expense was $28.2 million and $87.0 million for the three and nine months ended September 30, 2020, respectively, compared to $25.1 million and $78.2 million, respectively, for the same periods in 2019. The increase in research and development expense was due primarily to increased activities and headcount in connection with our tesetaxel clinical development program.

General and Administrative Expense

The following table summarizes our general and administrative expense for each of the periods below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-personnel expense	$1,110	$1,277	$4,038	$3,726
Personnel expense:
Salaries, bonuses and benefits	1,016	1,030	3,145	3,113
Equity-based compensation expense	282	359	850	1,201
Total personnel expense	1,298	1,389	3,995	4,314
Total general and administrative expense	$2,408	$2,666	$8,033	$8,040

General and administrative expense of $2.4 million and $8.0 million for the three and nine months ended September 30, 2020, respectively, remained consistent compared to $2.7 million and $8.0 million, respectively, for the same periods in 2019.

Other Income, Net

Other income, net was $0.2 million and $0.9 million for the three and nine months ended September 30, 2020, respectively, compared to $1.1 million and $2.2 million, respectively, for the same periods in 2019. The decrease in other income, net was due primarily to decreased interest income.

Liquidity and Capital Resources

On September 1, 2020, we closed an underwritten public offering of 5,614,036 shares of common stock at a public offering price of $14.25 per share (collectively with the underwriters’ option, the “September 2020 Offering”). The underwriters exercised in full their option to purchase 842,105 additional shares of common stock. The aggregate gross proceeds from the September 2020 Offering were $92.0 million, and the net proceeds were $87.4 million after deducting underwriting discounts and commissions and offering costs.

As of September 30, 2020 and December 31, 2019, we had cash in the amount of $188.3 million and $180.5 million, respectively. We believe that our existing cash will be sufficient to meet our anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

We have incurred losses in each year since our inception. Our net loss was $30.5 million and $94.1 million for the three and nine months ended September 30, 2020, respectively, compared to $26.6 million and $84.0 million, respectively, for the same periods in 2019. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $334.1 million and $240.1 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. Since our inception, we have raised $466.9 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(81,629)	$(72,117)
Investing activities	(416)	(164)
Financing activities	89,843	137,476
Net increase in cash and restricted cash	$7,798	$65,195

Net cash used in operating activities was $81.6 million and $72.1 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital, partially offset by equity-based compensation expense, depreciation expense and non-cash lease expense.

Net cash used in investing activities was $0.4 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively. Net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $89.8 million and $137.5 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, net cash provided by financing activities was primarily the result of net proceeds from the sale of common stock in underwritten public offerings.

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

Impact of the COVID-19 Pandemic

Although the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic did not have a material impact on our results of operations, financial condition or clinical studies during the nine months ended September 30, 2020, we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our business in the future due to numerous factors that are not within our control, including its duration and severity.

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

In October 2019, we entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.1 million over the 7.5-year term of the lease. The New San Diego Lease commenced in July 2020. We have an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. Further, we provided a standby letter of credit of $0.5 million as a security deposit during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement. As of September 30, 2020, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash.

In February 2018, we entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. We have an option to extend the New York Lease for an additional three years at the end of the initial term. Further, we provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of September 30, 2020, $0.3 million was pledged as collateral for the letter of credit and was recorded as restricted cash.

We enter into contracts in the normal course of business with contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019 are most critical to understanding and evaluating our reported financial results. During the nine months ended September 30, 2020, there were no changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of September 30, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become subject to claims and litigation arising in the ordinary course of business. Other than as described below, we are not a party to any material legal proceedings, nor are we aware of any material pending or threatened litigation.

On September 16, 2020, a putative class action lawsuit was filed against us and our Chief Executive Officer, as well as our current and former Chief Financial Officers. The complaint was filed in the United States District Court for the Southern District of California and alleges that we made material misrepresentations and omissions regarding the safety and tolerability of tesetaxel in our public statements in violation of federal securities laws. The lawsuit seeks damages allegedly sustained by the class and an award of plaintiffs’ costs and attorney fees. We believe the complaint is without merit, and we have substantive defenses to the claims of liability and damages. We plan to respond accordingly.

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

Odonate Therapeutics, Inc.

Date: October 28, 2020	By:	/s/ Kevin Tang
Kevin Tang
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)