Form 10-K
period 2020-12-31
Odonate Therapeutics, Inc.
filed 2021-02-23
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to

Commission file number: 001-38318

Odonate Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-2493065
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3 East 28th Street, 10th Floor

New York, New York 10016

(332) 206-0935

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2020 was $566,422,191, based on the closing price on the Nasdaq Global Select Market reported for such date. Shares of common stock held by each officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 8, 2021, there were 38,603,588 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “project,” “will,” “should,” “may,” “plan,” “assume” and other expressions that predict or indicate future events and trends and that do not relate to historical matters. You should not unduly rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

These forward-looking statements include, but are not limited to, statements regarding:

•	whether results from CONTESSA will be sufficient to obtain regulatory approval to market tesetaxel;
•	our plans to develop and commercialize tesetaxel and any other product candidates;
•	our ongoing and planned clinical studies;
•	the relationship between earlier study results (preclinical and clinical) and later clinical study results;
•	the timing of and our ability to obtain regulatory approvals for tesetaxel and any other product candidates;
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing;
•	our ability to identify additional products or product candidates with significant commercial potential that are consistent with our commercial objectives;
•	the rate and degree of market acceptance and clinical utility of tesetaxel and any other product candidates, if approved;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	significant competition in our industry;
•	our intellectual property position;
•	our ability to retain key members of management;
•	our ability to execute our growth strategy; and
•	our ability to maintain effective internal controls.

These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results to be materially different from the anticipated future results, performance or achievements expressed or implied by any forward-looking statements, including the factors described under the sections titled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You should evaluate all forward-looking statements made in this Annual Report on Form 10-K, including the documents we incorporate by reference, in the context of these risks, uncertainties and other factors.

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

Item 1. Business

Company Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several properties that make it unique among taxanes, including:

•	oral administration with a low pill burden;
•	a long (~8-day) terminal plasma half-life (“t1/2”) in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing;
•	no history of hypersensitivity (allergic) reactions; and
•	significant activity against chemotherapy-resistant tumors.

In patients with metastatic breast cancer (“MBC”), tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. Tesetaxel currently is the subject of three studies in MBC, including a multinational, multicenter, randomized, Phase 3 study in patients with MBC, known as CONTESSA. Positive results of CONTESSA were presented at the 2020 San Antonio Breast Cancer Symposium (“SABCS”). We plan to submit a New Drug Application (“NDA”) for tesetaxel to the U.S. Food and Drug Administration (“FDA”) in mid-2021. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

Breast Cancer and Its Treatment

Breast cancer is the most common cancer worldwide, with an estimated 2.3 million new cases diagnosed per year (World Health Organization). In Europe, an estimated 531,000 new cases are diagnosed and approximately 142,000 women will die of the disease each year, making it the leading cause of cancer death in women (World Health Organization). In the U.S., an estimated 279,000 new cases are diagnosed and approximately 42,000 women will die of the disease each year, making it the second-leading cause of cancer death in women (American Cancer Society).

Breast Cancer Incidence and Deaths Remain High

(1) World Health Organization (2) American Cancer Society

Breast cancer typically is staged (Stage 0-IV) based on the size of the tumor, whether or not the tumor is invasive, whether or not the cancer is in the lymph nodes and whether or not the cancer has spread (metastasized) to other parts of the body beyond the breast. The prognosis for women with MBC remains poor; the 5-year survival rate for metastatic disease is about 28% (American Cancer Society), making this an area of continued, high unmet medical need. Therefore, treatment that balances efficacy, tolerability and quality of life is preferred.

Clinical Benefit Is a Balance of Efficacy, Tolerability and Quality of Life

palbociclib+letrozole
placebo+letrozole
Progression-Free Survival Probability (%)
Time (Month)
Number of patients at risk
PAL+LET 444 395 360 328 295 263 238 154 69 29 10 2
PCB+LET 222 171 148 131 116 98 81 54 22 12 4 2
Efficacy
Tolerability
Clinical Benefit
Quality of Life

Breast cancer is a heterogeneous disease comprised of several molecular subtypes, which are commonly grouped into clinical subtypes based on receptor status (Perou et al., Nature 2000;406:747-752). Receptors that are assessed in standard clinical practice include the estrogen receptor (“ER”) and progesterone receptor (“PgR”), collectively the hormone receptors (“HRs”), and human epidermal growth factor receptor 2 (“HER2”). Breast cancers generally are categorized by the presence or absence of these receptors. The most common type of breast cancer is HR positive and HER2 negative, accounting for approximately 64% of newly diagnosed cases (Howlader et al., Journal of the National Cancer Institute 2014;106(5):1-8). HER2-positive breast cancer and triple-negative breast cancer (“TNBC”), the latter of which lacks all three receptors, are less common, accounting for approximately 13% and 11% of breast cancers, respectively (Howlader et al., Journal of the National Cancer Institute 2014;106(5):1-8).

Estimated U.S. Breast Cancer Incidence by Receptor Status and

MBC Treatments by Receptor Status

CDK=cyclin-dependent kinase (1) Howlader et al., Journal of the National Cancer Institute 2014;106(5):1-8 (2) Caldeira et al., Oncology and Therapy 2016;4:189-197

Treatment of HR-Positive, HER2-Negative MBC

HR-positive, HER2-negative disease, which represents the majority of all MBC cases, remains an area of high unmet medical need. Over the past two decades, only modest survival benefits have been achieved in this patient population; hence, treatment goals emphasize controlling disease-related symptoms, minimizing toxicity and maximizing quality-of-life: “…therapeutic goals for those with advanced disease include disease control, preservation or improvement in quality of life and prolongation of survival, with symptom palliation…” (Di Leo A et al., The Breast 2015;24:321-330). Patients with HR-positive, HER2-negative disease are typically treated with endocrine therapy (with or without a CDK 4/6 inhibitor), chemotherapy or both.

Endocrine Therapy

Endocrine agents, with or without targeted agents such as a CDK 4/6 inhibitor, are preferred as initial treatment prior to chemotherapy for most patients with HR-positive, HER2-negative MBC (National Comprehensive Cancer Network). These agents, which typically are used sequentially, include aromatase inhibitors (e.g., anastrozole, exemestane and letrozole), selective ER modulators (e.g., tamoxifen) and ER downregulators (e.g., fulvestrant). As initial therapy in post-menopausal women with ER-positive, HER2-negative disease, letrozole plus the recently approved CDK 4/6 inhibitor, palbociclib, resulted in median progression-free survival (“PFS”) of 24.8 months, compared to 14.5 months with letrozole alone (Finn et al., New England Journal of Medicine 2016;375(20):1925-1936). As second-line endocrine therapy in women with HR-positive, HER2-negative disease, fulvestrant plus palbociclib resulted in median PFS of 9.5 months, compared to 4.6 months with fulvestrant alone (Cristofanilli et al., The Lancet 2016;17(4):425-439). However, despite these recent advances in endocrine therapy, virtually all patients will progress and require subsequent treatment, typically with chemotherapy.

Chemotherapy

In HR-positive, HER2-negative MBC, chemotherapy generally is used following progression on endocrine therapy or in women for whom endocrine therapy is not indicated. Chemotherapy should be “…continued until progression of disease as tolerated because it modestly improves overall survival and substantially improves PFS, but this has to be balanced against toxicity and quality of life” (Partridge et al., Journal of Clinical Oncology 2014;32:3307-3329).

While endocrine therapy is most often the first-line treatment for women with HR-positive, HER2-negative MBC, a significant percentage of women receive chemotherapy as their first treatment for advanced disease. In a recent analysis of a large patient record database (n=1,272-1,640 in Europe and n=2,225-2,760 in the U.S.), chemotherapy-only regimens were given as the first therapy following a diagnosis of advanced disease 33%-35% of the time in Europe and 34%-42% of the time in the U.S. (Caldeira et al., Oncology and Therapy 2016;4:189-197). This suggests that a significant percentage of women are not indicated for endocrine therapy in the advanced setting due to: (i) a short relapse-free interval while on adjuvant endocrine therapy (endocrine resistance); (ii) rapidly progressing disease/visceral crisis; or (iii) endocrine intolerance.

There are several approved chemotherapy agents for the treatment of HER2-negative MBC. These include: paclitaxel, nab-paclitaxel and docetaxel (taxanes); capecitabine (a fluoropyrimidine); doxorubicin and epirubicin (anthracyclines); gemcitabine (a nucleoside inhibitor); ixabepilone (an epothilone; approved in the U.S.); and eribulin (a non-taxane microtubule dynamics inhibitor). The taxanes and eribulin are approved as monotherapy, capecitabine is approved as both monotherapy and combination therapy (with docetaxel), gemcitabine is approved as combination therapy only (with paclitaxel) and ixabepilone is approved in the U.S. as both monotherapy and combination therapy (with capecitabine).

While sequential monotherapy is appropriate for many patients, chemotherapy combinations are considered useful in patients with high tumor burden, rapidly progressing disease and visceral crisis (the National Comprehensive Cancer Network [“NCCN”] Guidelines for Invasive Breast Cancer [V1.2021]). No optimal sequence of chemotherapies is known, and choice of individual regimens and agents depends on physician preferences, as well as previous therapies, residual toxic effects, tumor burden and symptoms (Harbeck et al., Breast Cancer Research and Treatment 2017;161:63-72; Schwartzberg et al., Clinical Breast Cancer 2012;12:87-93). However, capecitabine, an oral chemotherapy and taxanes are the preferred first-line chemotherapy agents in HR-positive, HER2-negative MBC (Lin et al., Cancer Medicine 2016;5(2):209-220).

Taxanes and capecitabine are commonly used chemotherapy options in MBC.

Physician-reported Preferences for First-line Chemotherapy for

Patients with HR-Positive, HER2-Negative MBC(1)

Paclitaxel
14%
Indicates a taxane (37%)
Other chemotherapy
27%
Nab-paclitaxel
12%
Eribulin
1%
Docetaxel
7%
Paclitaxel + gemcitabine
4%
Capecitabine
35%

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

•     disruption of daily activities

(1) Gornas et al., European Journal of Cancer Care 2010;19(1):131-136; Schott et al., BMC Cancer 2011;11:129

Capecitabine

Capecitabine is an oral chemotherapy agent that is considered a standard-of-care treatment in MBC (the NCCN Guidelines for Invasive Breast Cancer [V1.2021] indicate that capecitabine is a preferred regimen for HER2-negative disease). The approved dosing regimen for capecitabine in the treatment of MBC is 1,250 mg/m² dosed orally twice per day (for a total daily dose of 2,500 mg/m²) for 14 days of a 21-day cycle.

Capecitabine Is Administered Orally

with a Significant Pill Burden

Approved Capecitabine Dosing Regimen[(1)]

Dose Day
Capecitabine (500 mg)
Capecitabine (150 mg)
Morning Dose
Evening Dose
Day
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
21

(1) Illustration for patients with body surface area of 1.66-1.77 m2 (most common body surface area range) based on Xeloda (capecitabine) FDA Prescribing Information

Tesetaxel: An Orally Administered Taxane with Improved Pharmacologic Properties

Tesetaxel is an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several properties that make it unique among taxanes, including:

•	oral administration with a low pill burden;
•	a long (~8-day) t1/2 in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing;
•	no history of hypersensitivity (allergic) reactions; and
•	significant activity against chemotherapy-resistant tumors.

Tesetaxel, which we believe will qualify as a New Chemical Entity (“NCE”), retains the same taxane core as the approved taxanes, but includes the addition of two novel, nitrogen-containing functional groups. Tesetaxel is chemically designed to:

•	not be substantially effluxed by the P-glycoprotein (“P-gp”) pump, with the intent of retaining activity against chemotherapy-resistant tumor cells;
•	have high oral bioavailability;
•	have high solubility; and
•	have a long t1/2 in humans.

Chemical and Pharmacologic Properties of Paclitaxel, Docetaxel and Tesetaxel

   *     The P-gp efflux pump mediates gastric absorption as well as chemotherapy resistance

   (1)     Shanmugam et al., Drug Development and Industrial Pharmacy 2015;41(11):1864-1876

   (2)     McEntee et al., Veterinary and Comparative Oncology 2003;1(2):105-112

   (3)     At pH conditions similar to gastric fluid

   (4)     Montaseri, Taxol: Solubility, Stability and Bioavailability 1997

   (5)     Bharate et al., Bioorganic & Medicinal Chemistry Letters 2015;25(7):1561-1567

   (6)     Tan et al., British Journal of Cancer 2014;110(11):2647-54

   (7)     Taxotere (docetaxel) FDA Prescribing Information

   (8)     Pharmacokinetic data from Studies 927A-PRT001, 927E-PRT003, 927E-PRT005, 927A-PRT006 and 927E-PRT007

In patients with MBC, tesetaxel, administered orally as 2-5 capsules at a dose of 27 mg/m² on Day 1 of a 21-day cycle, was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. Tesetaxel currently is the subject of three studies in MBC, including a multinational, multicenter, randomized, Phase 3 study in patients with MBC, known as CONTESSA. Positive results of CONTESSA were presented at the 2020 SABCS. We plan to submit an NDA for tesetaxel to the FDA in mid-2021. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

Tesetaxel Dosing and Administration

GI50=concentration of drug required to inhibit growth by 50%; Q3/4W=once per week for 3 of 4 weeks; Q3W=once every 3 weeks

(1)     Shionoya et al., Cancer Science 2003;94(5):459-66

(2)     Trock et al., Journal of the NCI 1997;89(13):917-31

(3)     Tan et al., British Journal of Cancer 2014;110(11):2647-54

(4)     Pharmacokinetic data from Studies 927A-PRT001, 927E-PRT003, 927E-PRT005, 927A-PRT006 and 927E-PRT007

(5)     National Comprehensive Cancer Network (“NCCN”), Clinical Practice Guidelines in Oncology 2020

(6)     Corticosteroid + antihistamine + H2 antagonist as per prescribing label

Tesetaxel Is Administered Orally as

2-5 Capsules Once Every 3 Weeks

Tesetaxel Dosing Regimen(1)
Dose Day
Tesetaxel (20 mg)
Tesetaxel (5 mg)
Day
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
21

(1) Illustration for patients with body surface area of 1.57-1.75 m2 (most common body surface area range) based on CONTESSA, CONTESSA 2 and CONTESSA TRIO

Nonclinical Studies

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

Tesetaxel has exhibited potent antitumor activity in in vitro nonclinical studies, with an overall GI50 of less than 1 nM. GI50 is a commonly used nonclinical measurement of antitumor potency; lower GI50 numbers connote higher potency (1 nM is 1/1,000th of 1 µM). In human tumor cell lines, tesetaxel largely retained antitumor cytotoxic (cell-killing) potency against taxane-resistant (P-gp positive) and other chemotherapy-resistant tumors, while paclitaxel and docetaxel lost considerable antitumor potency (Shionoya et al., Cancer Science 2003;94(5):459-466). Consistent with this finding, the uptake and accumulation of tesetaxel in both P-gp negative and P-gp positive tumor cells were greater than that of either paclitaxel or docetaxel.

Tesetaxel Retained Activity against Chemotherapy-resistant Tumors In Vitro(1)

(1) Shionoya et al., Cancer Science 2003;94(5):459-466 (2) The P-gp efflux pump mediates gastric absorption as well as chemotherapy resistance

Clinical Studies

As of December 31, 2020, more than 1,200 patients have been treated with tesetaxel in 26 clinical studies. Tesetaxel was administered as monotherapy in 19 studies and in combination with other agents in 7 studies. Studies have been completed in MBC, gastric cancer, colorectal cancer, non-small cell lung cancer and other solid tumors as first-line, second-line or salvage therapy.

Study TOB203: A Phase 2 Study of Tesetaxel as First-line Chemotherapy for MBC

Study TOB203 was a multicenter, Phase 2 study in patients with HER2-negative MBC who had not been previously treated with chemotherapy for metastatic disease. Thirty-eight (38) patients with HR-positive, HER2-negative MBC were treated with tesetaxel monotherapy at a starting dose of 27 mg/m2 with the potential to escalate to 35 mg/m2 dosed orally on Day 1 of a 21-day cycle. Objective response rate (“ORR”) based on Response Evaluation Criteria in Solid Tumors (RECIST) 1.1 was the primary endpoint (Seidman et al., 2018 ASCO Annual Meeting).

Median age was 58 years (range: 36-80 years). Eighty-seven percent (87%) of patients had visceral disease, 74% of patients were previously treated with at least one endocrine therapy, 68% of patients were previously treated with neoadjuvant or adjuvant chemotherapy and 53% of patients were previously treated with a taxane-containing regimen.

Exposure and Patient Characteristics

38 HR-positive, HER2-negative MBC patients
Tesetaxel
administered orally once every 21 days
27 mg/m2
n=24
27 mg/m2
escalated to 35 mg/m2
n=14

ECOG=Eastern Cooperative Oncology Group

In all 38 patients, the confirmed response rate was 45%. The confirmed response rate was consistent across subgroups. Forty-four percent (44%) of patients who had not been previously treated with a taxane-containing regimen achieved a confirmed response, compared to 45% of patients who were previously treated with a taxane-containing regimen. Median duration of response (“DoR”) was 10.9 months, and median PFS was 5.4 months.

Tumor Change from Baseline in Target Lesions(1)

(1) Nadir change based on sum of the diameters

Response

(1) Includes one patient who was not evaluated for response

Adverse Event Profile

The adverse event (“AE”) profile of 187 patients treated with tesetaxel monotherapy at 27 mg/m2 Q3W is shown in the following table.

AE Profile of Patients Treated with Tesetaxel Monotherapy at the Dose Used in CONTESSA

Ongoing Clinical Studies

Tesetaxel currently is the subject of three studies in MBC, including a multinational, multicenter, randomized, Phase 3 study in patients with MBC, known as CONTESSA.

Ongoing Clinical Studies of Tesetaxel in Patients with MBC

Study Name	Phase	N	Patient Population	Regimen
CONTESSA	3	685	HR-positive, HER2-negative MBC with prior taxane	Tesetaxel + capecitabine vs. capecitabine
CONTESSA 2	2	150	HR-positive, HER2-negative MBC with no prior taxane	Tesetaxel + capecitabine
CONTESSA TRIO Cohort 1	2	200[(1)]	Triple-negative MBC	Tesetaxel + nivolumab vs. tesetaxel + pembrolizumab vs. tesetaxel + atezolizumab
CONTESSA TRIO Cohort 2	2	69	Elderly (≥65 years old) with HER2-negative MBC	Tesetaxel monotherapy
CONTESSA TRIO Cohort 3	2	60[(1)]	Non-elderly (≥18 to <65 years old) with HER2-negative MBC	Tesetaxel monotherapy

(1) Planned

CONTESSA

In CONTESSA, 685 patients with HR-positive, HER2-negative MBC were randomized to be treated with either tesetaxel dosed orally at 27 mg/m² on Day 1 of a 21-day cycle plus a reduced dose of capecitabine (1,650 mg/m²/day dosed orally for 14 days of a 21-day cycle) or the approved dose of capecitabine alone (2,500 mg/m²/day dosed orally for 14 days of a 21-day cycle) (O’Shaughnessy et al., 2020 SABCS).

CONTESSA Study Design

BID=twice per day; PO=oral dosing
•	Primary endpoint
o	PFS as assessed by the Independent Radiologic Review Committee (the “IRC”)
o	90% power to detect a hazard ratio of 0.71 (median PFS difference of 2.5 months)
•	Secondary endpoints
o	Overall survival (“OS”)
o	ORR as assessed by the IRC (in patients with measurable disease)
o	Disease control rate (“DCR”) [ORR or stable disease of ≥24 weeks] as assessed by the IRC (in patients with measurable disease)

Six hundred eighty-five (685) patients were enrolled in CONTESSA, including 45% in North America, 37% in Europe and 18% in Asia‑Pacific. One hundred percent (100%) of patients had been previously treated with a taxane, approximately 86% had been previously treated with an anthracycline and approximately 50% had been previously treated with a CDK 4/6 inhibitor. Approximately 80% of patients had visceral disease.

Baseline Characteristics

Baseline Characteristic	Tesetaxel plus Capecitabine (N=343)	Capecitabine Alone (N=342)
Median age, years (min, max)	56 (23, 85)	57 (29, 84)
Median time from initial diagnosis, years (min, max)	5.1 (0.9, 24.6)	5.2 (0.8, 24.0)
ECOG status, 0 / 1 / 2+	54% / 44% / 2%	59% / 39% / 2%
North America / Europe / Asia-Pacific	45% / 37% / 18%	45% / 38% / 17%
Prior therapy (neo/adjuvant or metastatic setting)		
Taxane	100%	99%
Anthracycline	84%	88%
Alkylator	93%	92%
Endocrine therapy	93%	90%
CDK 4/6 inhibitor	49%	51%
No. of prior chemo regimens for MBC, 0 / 1	92% / 8%	94% / 6%
DFI following prior taxane <24 months	33%	32%
Visceral disease	80%	78%
Common sites of disease		
Bone	70%	68%
Liver	60%	55%
Lung	38%	34%

CONTESSA met the primary endpoint of improved PFS as assessed by the IRC. Median PFS was 9.8 months for tesetaxel plus a reduced dose of capecitabine versus 6.9 months for the approved dose of capecitabine alone, an improvement of 2.9 months. The risk of disease progression or death was reduced by 28.4% [hazard ratio=0.716 (95% confidence interval [“CI”]: 0.573-0.895); p=0.003] for patients who were treated with tesetaxel plus a reduced dose of capecitabine versus patients who were treated with the approved dose of capecitabine alone.

PFS as Assessed by IRC

The treatment effect was similar across protocol-specified subgroups, including patients who had rapid disease recurrence following neoadjuvant or adjuvant taxane therapy, patients who had been previously treated with a CDK 4/6 inhibitor and patients in each geographic region.

PFS as Assessed by IRC by Protocol-Specified Subgroups

Characteristics (%)
Hazard Ratio (95% CI)
P-value
Overall Treatment Group
All (100)
0.72 (0.57 – 0.90)
0.003
Age (years)
<65 (78)
0.69 (0.53 – 0.88)
0.003
≥65 (22)
0.72 (0.43 – 1.21)
0.217
Baseline ECOG
0 (57)
0.62 (0.46 – 0.84)
0.002
≥1 (43)
0.80 (0.58 – 1.12)
0.197
DFI Following Prior Taxane
<24 months (33)
0.70 (0.48 – 1.02)
0.063
≥24 months (67)
0.69 (0.52 – 0.91)
0.009
Prior CDK 4/6 Inhibitor
No (50)
0.67 (0.49 – 0.92)
0.013
Yes (50)
0.76 (0.55 – 1.04)
0.086
Visceral or CNS Disease
No (21)
0.87 (0.48 – 1.57)
0.641
Yes (79)
0.70 (0.55 – 0.89)
0.004
Geographic Region
North America/Western Europe (67)
0.72 (0.54 – 0.94)
0.017
ROW (33)
0.71 (0.48 – 1.04)
0.079
<-Favors Tesetaxel+Capecitabine
Favors Capecitabine->
0.2
0.4
0.6
0.8
1.0
2.0
3.0
4.0
5.0

CNS=central nervous system; ROW=rest of world

ORR by the IRC and DCR by the IRC were significantly higher for tesetaxel plus a reduced dose of capecitabine versus the approved dose of capecitabine alone.

Secondary Endpoints

1) In patients with measurable disease	1) DCR=ORR or stable disease of ≥24 weeks

While OS data are immature, a protocol-specified interim analysis indicated the absence of an adverse effect on OS for tesetaxel plus a reduced dose of capecitabine. A protocol-specified final analysis of OS is expected in 2022.

The most common Grade ≥3 treatment-emergent adverse events (“TEAEs”) associated with tesetaxel plus capecitabine was neutropenia. The most common Grade ≥3 TEAE associated with capecitabine alone was hand-foot syndrome. Rates of Grade ≥3 neuropathy and Grade 2 alopecia (hair loss) were low. There were no treatment-related hypersensitivity reactions.

Grade ≥3 TEAEs That Occurred in ≥5% of Patients in Either Arm

System Organ Class	TEAE	Tesetaxel plus Capecitabine (N=337) (%)		Capecitabine Alone (N=337) (%)	
		Grade 3	Grade 4	Grade 3	Grade 4
Hematologic	Neutropenia	32.6	38.3	7.4	0.9
	Febrile neutropenia	10.4	2.7	0.3	0.9
	Anemia	8.0	0.0	2.4	0.0
	Leukopenia	6.8	3.0	0.6	0.3
Gastrointestinal	Diarrhea	12.5	0.6	8.9	0.0
	Nausea	6.2	0.0	2.1	0.0
Other	Fatigue	8.6	0.0	4.5	0.0
	Hypokalemia	8.0	0.6	2.7	0.0
	Hand-foot syndrome	6.8	0.0	12.2	0.0
	Neuropathy[1]	5.3	0.6	0.9	0.0

Grade 2 alopecia (hair loss) (tesetaxel plus capecitabine vs. capecitabine alone): 8.0% vs. 0.3%

No treatment-related hypersensitivity reactions

(1)     Pooled term includes: paraesthesia, peripheral sensory neuropathy, polyneuropathy, neuropathy peripheral and peripheral motor neuropathy for all tables

Note: Safety population includes 674 patients who were randomized and treated

Treatment discontinuation due to any AE occurred in 23.1% of patients treated with tesetaxel plus capecitabine versus 11.9% of patients treated with capecitabine alone.

AEs Resulting in Treatment Discontinuation in ≥1% of Patients in Either Arm

(1)     Includes 1.8% (6 patients) treatment-related deaths (5 sepsis, 1 cardiorespiratory arrest) in the tesetaxel plus capecitabine arm and 0.9% (3 patients) treatment-related deaths (2 septic shock, 1 colitis) in the capecitabine alone arm

Note: Patients may have discontinued treatment for multiple AEs. One patient discontinued treatment for both febrile neutropenia and sepsis in the tesetaxel plus capecitabine arm and one patient discontinued treatment for both diarrhea and febrile neutropenia in the capecitabine alone arm.

Note: Safety population includes 674 patients who were randomized and treated

The median relative delivered dose intensity, which accounts for dose reductions (both frequency and magnitude), dose delays and treatment adherence, was higher in patients treated with tesetaxel plus capecitabine.

Relative Delivered Dose Intensity

G-CSF=granulocyte colony-stimulating factor (1) G-CSF allowed only after occurrence of Grade ≥3 neutropenia or febrile neutropenia and only on capecitabine off days

CONTESSA 2

In CONTESSA 2, 150 patients with HR-positive, HER2-negative MBC not previously treated with a taxane were enrolled and treated with tesetaxel dosed orally at 27 mg/m2 on Day 1 of a 21-day cycle plus a reduced dose of capecitabine (1,650 mg/m2/day dosed orally for 14 days of a 21-day cycle). Capecitabine is an oral chemotherapy agent that is considered a standard-of-care treatment in MBC. Where indicated, patients must have been treated with endocrine therapy with or without a CDK 4/6 inhibitor. The primary endpoint is ORR as assessed by the IRC. The secondary efficacy endpoints are DoR as assessed by the IRC, PFS as assessed by the IRC, DCR as assessed by the IRC and OS. Enrollment was complete in August 2020, and the study is ongoing.

CONTESSA 2 Study Design

PK=pharmacokinetic

CONTESSA TRIO

CONTESSA TRIO is a multi-cohort, multicenter, Phase 2 study of tesetaxel, an investigational, orally administered taxane, in patients with MBC.

•

In Cohort 1, approximately 200 patients with triple-negative MBC who have not been treated with prior chemotherapy for advanced disease will be randomized 1:1:1 to be treated with tesetaxel dosed orally at 27 mg/m2 on Day 1 of a 21-day cycle plus either: (i) nivolumab at 360 mg by intravenous (“IV”) infusion on Day 1 of a 21-day cycle; (ii) pembrolizumab at 200 mg by IV infusion on Day 1 of a 21-day cycle; or (iii) atezolizumab at 1,200 mg by IV infusion on Day 1 of a 21-day cycle. Nivolumab and pembrolizumab (programmed cell death protein 1 [“PD-1”] inhibitors) and atezolizumab (a programmed death-ligand 1 [“PD-L1”] inhibitor) are immuno-oncology (“IO”) agents approved for the treatment of multiple types of cancer. Two of these agents, atezolizumab and pembrolizumab, have been approved by the FDA as a first-line treatment for patients with triple-negative MBC. The primary endpoints for Cohort 1 are ORR and PFS in patients with PD-L1 positive status. The secondary endpoints are ORR and PFS in all patients, DoR and OS. Efficacy results for each of the three PD-(L)1 inhibitor combinations will be assessed for correlation with the results of each of the three approved PD-L1 diagnostic assays. Enrollment is ongoing.

CONTESSA TRIO Study Design: Cohort 1

•

In Cohort 2, 69 elderly patients with HER2-negative MBC who had not been treated with prior chemotherapy for advanced disease were enrolled and treated with tesetaxel monotherapy dosed orally at 27 mg/m2 on Day 1 of a 21-day cycle. The primary endpoints for Cohort 2 are ORR and PFS in patients with HR-positive, HER2-negative disease. The secondary endpoints are ORR and PFS in patients with triple-negative disease, DoR and OS. Enrollment was complete in November 2020, and the study is ongoing.

CONTESSA TRIO Study Design: Cohort 2

•

In Cohort 3, approximately 60 non-elderly adult patients with HER2-negative MBC who have not been treated with prior chemotherapy for advanced disease will be treated with tesetaxel monotherapy dosed orally at 27 mg/m2 on Day 1 of a 21-day cycle. The primary endpoints for Cohort 3 are ORR and PFS in patients with HR-positive, HER2-negative disease. The secondary endpoints are ORR and PFS in patients with triple-negative disease, DoR and OS. Enrollment is ongoing.

CONTESSA TRIO Study Design: Cohort 3

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

Tesetaxel faces significant competition. Multiple chemotherapies are currently available to physicians and patients for the treatment of HR-positive, HER2-negative MBC. These include: paclitaxel, nab-paclitaxel and docetaxel (taxanes); capecitabine (a fluoropyrimidine); doxorubicin and epirubicin (anthracyclines); gemcitabine (a nucleoside inhibitor); and eribulin (a non-taxane microtubule dynamics inhibitor). The taxanes and eribulin are approved as monotherapy, capecitabine is approved as both monotherapy and combination therapy (with docetaxel) and gemcitabine is approved as combination therapy only (with paclitaxel). In addition, there are novel oral paclitaxel formulations in development, such as Athenex, Inc.’s Oral Paclitaxel and Daehwa Pharmaceutical Co., Ltd.’s DHP107. We believe that the extent to which tesetaxel is adopted by the marketplace, if it is approved, will depend on factors such as its safety and tolerability, efficacy, convenience, effect on quality-of-life and cost-effectiveness relative to other treatment alternatives.

Daiichi Sankyo License Agreement

In 2013, we licensed rights to tesetaxel in all major markets from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), the original inventor of the product. Tesetaxel had previously been licensed to Genta Incorporated.

Under the Daiichi Sankyo license agreement, we currently hold exclusive rights to 15 issued patents worldwide covering our tesetaxel program. See “Business—Patents and Proprietary Rights.” We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize tesetaxel in the following countries: France, Germany, Italy, Spain, the United Kingdom and the U.S. We are required to make aggregate future milestone payments of up to $31.0 million, contingent on attainment of certain regulatory milestones, none of which have been achieved. Additionally, we are obligated to pay Daiichi Sankyo a tiered royalty that ranges from the low to high single digits, depending on annual net sales of tesetaxel. To date, no payments have been made to Daiichi Sankyo under the license agreement. The license agreement and accompanying royalty obligation terminate on a country-by-country basis on the last-to-expire patent in each such country, which we expect will be between 2026 and 2031 in the U.S., 2025 and 2030 in European countries and 2025 and 2030 in Japan, depending on the availability and application of patent term extensions.

NCE Exclusivity

We believe that tesetaxel will qualify as an NCE. If tesetaxel qualifies as an NCE, NCE market exclusivity and analogous regulatory exclusivities in Europe and Japan will provide exclusivity for tesetaxel in the U.S., Europe and Japan for specified periods of time. Separate from patent protection, exclusivity refers to certain delays and prohibitions on approval of competitor drugs available under the statute that attach on approval of a drug.

Exclusivity in the U.S.

In the U.S., NCEs approved by the FDA are eligible for market exclusivity under the Federal Food, Drug, and Cosmetic Act (“FDCA”), which can delay the approval of generic versions of the NCE by up to

7.5 years from the date of the initial approval of the NCE. Specifically, the FDCA provides a 5-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for an NCE. An NCE is a drug that contains no active moiety that has been approved by the FDA in any other full NDA or 505(b)(2) NDA. An active moiety is the molecule or ion (excluding those appended portions of the molecule that cause the drug to be an ester, salt or other noncovalent derivative of the molecule) responsible for the action of the drug substance. During the first 4 years of the 5-year market exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA that relies on the original NDA as a reference. At the end of four years of market exclusivity, an ANDA or 505(b)(2) NDA may be submitted to the FDA if it contains a “paragraph IV” certification, which refers to a certification of invalidity or non-infringement of a patent that covers the reference NCE drug or its approved use and is listed in the FDA’s publication of Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the Orange Book. The ANDA or 505(b)(2) applicant must notify each patent holder and the NDA holder of the “paragraph IV” certification within 20 days after the postmark on the FDA letter acknowledging receipt of the ANDA. If the patented drug product is an NCE and a patent holder or its representative or an exclusive patent licensee brings suit for patent infringement within 45 days after receipt of the notice of a “paragraph IV” certification, market exclusivity for the patented drug may extend to 7.5 years from the date of approval of the NDA for the patented drug product. The period of market exclusivity may be shortened if a court enters a judgment, settlement order or consent decree stating that the patent has been infringed, is invalid or is unenforceable before the end of the 7.5 years, at which time the ANDA or 505(b)(2) NDA may be approved.

NCE market exclusivity will not preclude the submission or approval of a full NDA for the same or similar drug. An applicant submitting a full NDA for the same drug as the NCE drug would be required to conduct or sponsor nonclinical studies and adequate and well-controlled clinical studies, or obtain a right of reference to data from such studies conducted or owned by a third party, necessary to demonstrate the safety and effectiveness of the drug for its intended use and meet all other criteria for marketing approval.

Exclusivity in Europe

In Europe, new active substances qualify for 8 years of data exclusivity upon marketing authorization and an additional two years of market exclusivity, for a total of 10 years of regulatory exclusivity. This exclusivity, if granted, prevents regulatory authorities in the EU from referring to the innovator’s data to assess a generic application for 8 years, after which generic marketing authorization can be submitted, and the innovator’s data may be referenced, but the generic product may not be approved for two years. This 10-year period can be extended to a maximum of 11 years if, during the first 8 years of those 10 years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications that, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies.

However, even if a compound is considered to be a new active substance and the sponsor is able to gain the prescribed period of data exclusivity, another company nevertheless could also market another version of the drug if such company can complete a full Marketing Authorization Application with a complete database of pharmaceutical tests, nonclinical studies and clinical studies and obtain marketing approval of its product.

Exclusivity in Japan

In Japan, new active substances are eligible for at least 8 years of regulatory exclusivity. Specifically, under the Pharmaceutical Affairs Law, the regulatory authority re-examines the safety and efficacy of drugs after drug approval. The data submitted to the regulatory authority is not available to generic drug companies during the re-examination period. This effectively makes the re-examination system a regulatory exclusivity system in Japan. The re-examination period is 10 years following approval for an orphan drug and 8 years for a new active substance. Innovators may also benefit from an additional 4- to 10-month waiting period for generic pricing approval. There may be an additional 4 years of market protection granted if a new indication for a drug is registered in the first 8 years of the re-examination period.

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

The intellectual property portfolio protecting our tesetaxel program includes 8 U.S., 4 European and 5 Japanese patents, as well as 2 pending international patent applications, 1 pending U.S. patent application, 1 pending European patent application and 1 pending Japanese patent application. Of these, 4 U.S., 3 European and 3 Japanese patents are exclusively licensed to us by Daiichi Sankyo. The 17 issued patents consist of the following:

•

Eight (8) U.S. patents, including: (i) 1 composition-of-matter patent expiring in 2026, without taking into account any potential patent term restoration; (ii) 5 patents with claims to manufacturing methods and/or manufacturing intermediates expiring between 2023 and 2032, without taking into account any potential patent term restoration; and (iii) 2 patents with composition-of-matter, method of manufacture and/or method of use claims relating to alternate salt forms of tesetaxel expiring in 2031, without taking into account any potential patent term restoration.

•

Four (4) European patents, including: (i) 1 composition-of-matter patent expiring in 2022, without taking into account any potential patent term restoration; and (ii) 3 patents with claims to manufacturing methods and/or manufacturing intermediates expiring in 2022, 2025 and 2031, without taking into account any potential patent term restoration.

•

Five (5) Japanese patents, including: (i) 1 composition-of-matter patent expiring in 2022, without taking into account any potential patent term restoration; and (ii) 4 patents with claims to manufacturing methods and/or manufacturing intermediates expiring in 2022, 2025, 2025 and 2031, without taking into account any potential patent term restoration.

Among these patents, one issued U.S. composition-of-matter patent (U.S. Patent No. 7,410,980) covers the crystal form of tesetaxel used in our clinical formulation and will expire in 2026. If tesetaxel is approved by the FDA, we will be entitled to request patent term restoration that could extend the protection of this patent into 2031. The exact duration of the extension depends on the time we spend in clinical studies as well as the time the FDA spends reviewing our NDA. See “Business—Government Regulation—U.S. Patent Term Restoration.” We do not anticipate that the European and Japanese patents that correspond to this U.S. patent will receive corresponding patent term restorations.

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
•

performance of adequate and well-controlled human clinical studies according to current Good Clinical Practices (“cGCPs”) and other applicable regulations to establish the safety and efficacy of the product candidate for its intended use;

•	submission to the FDA of an NDA or other applications for approval;
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

Under the Prescription Drug User Fee Act, each NDA must be accompanied by a user fee, which for Fiscal Year 2021 runs at approximately $2.88 million for NDAs requiring clinical trials, as well as a program fee for prescription human drugs of approximately $336,000. Fee waivers or reductions are available, such as for the first application by a small business or for certain products designated as Orphan Drugs under the Orphan Drug Act.

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

Changes to the manufacturing process for a given drug are strictly regulated and, depending on the significance of the change, may require FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMPs and impose reporting and documentation requirements on us and any third-party manufacturers we use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMPs and other aspects of regulatory compliance and are subject to periodic or for-cause inspection by the FDA and other regulatory authorities to ensure such compliance.

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

In 2014, a new Clinical Trials Regulation 536/2014 (the “Regulation”), which will replace the current Directive, was adopted. The new Regulation will become directly applicable in all EU Member States (without national implementation) once the EU Portal and Database are fully functional. Until that time, the Directive remains in force and continues to apply to clinical studies in the EU. It is expected that the Regulation will apply in 2021, although this timing may be further delayed. The new Regulation seeks to simplify and streamline the approval of clinical studies in the EU. For example, the sponsor shall submit a single application for approval of a clinical study via the EU Portal. As part of the application process, the sponsor shall propose a reporting Member State, which will coordinate the validation and evaluation of the application. The reporting Member State shall consult and coordinate with the other concerned Member States. If an application is rejected, it can be amended and resubmitted through the EU Portal. If an approval is issued, the sponsor can start the clinical study in all concerned Member States. However, a concerned Member State can, in limited circumstances, declare an “opt-out” from an approval. In such a case, the clinical study cannot be conducted in that Member State. The Regulation also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical study results to the EU Database.

European Drug Approval Process

In the European Economic Area (“EEA”), which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations:

•

The Centralized (or Community) MA, which is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the European Medicines Agency (“EMA”) and which is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of drugs, such as biotechnology medicinal drugs, orphan medicinal drugs and medicinal drugs containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for drugs containing a new active substance not yet authorized in the EEA, or for drugs that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU. Under the Centralized Procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g., disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

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

Japanese Drug Approval Process

The drug approval process in Japan involves a series of activities, including nonclinical and clinical (Phase 1, 2 and 3) studies, bridging studies, submission of an NDA by the manufacturer and review of the NDA by the PMDA. MHLW and PMDA are the main regulatory authorities regulating clinical studies. To conduct a clinical study, a pharmaceutical company must register a protocol with MHLW. Prior to submitting a protocol to the MHLW, an applicant usually submits a Clinical Trial Notification to the PMDA. All documents must be translated into Japanese. The notification mainly consists of a description and product summary, nonclinical data, the clinical study protocol, analysis plan, SOPs, contact person and the names of participating research institution(s). Also, compliance with cGCPs often requires an IRB to review the clinical study protocol, provide written informed consent forms for participants and report adverse events.

In order to obtain marketing approval, an applicant must submit an NDA for drug marketing authorization to the PMDA for review. Once the PMDA has received the NDA, a team of reviewers evaluates the application data, including quality, pharmacology, pharmacokinetics, toxicology, clinical implications, biostatistics and cGCP on-site inspection. During the review process, the reviewers exchange opinions with external experts (expert meetings) to discuss important problems. A general review conference attended by team members, external experts and representatives of the applicant is held after the expert meeting. After the review, the PMDA makes a recommendation and sends the application to the MHLW. MHLW then obtains a recommendation from the Pharmaceutical Affairs and Food Sanitation Council before making a decision regarding approval or rejection of the application.

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

Rest of the World Regulation

For other countries outside of the U.S., EU and Japan, such as Eastern Europe, Latin America, Asia and emerging markets, the requirements governing the conduct of clinical studies, drug licensing, pricing and reimbursement vary from country to country. In all cases, clinical studies must be conducted in accordance with cGCPs and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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
•

an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board requiring a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer.

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

Human Capital

As of December 31, 2020, we had 153 employees, of which 137 were full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we consider our relations with our employees to be good. We also hire consultants and contract with third-parties, as needed, to provide additional resources to support our business activities.

Our key human capital management objectives are to identify, recruit, integrate, retain and motivate our new and existing employees. We believe that our compensation and benefit programs are appropriately designed to attract and retain qualified talent. Employees receive an annual base salary and are eligible to earn performance-based cash bonuses. To create and maintain a successful work environment, we offer a comprehensive package of additional benefits that support the physical and mental health and wellness of all of our employees and their families. Additionally, we grant equity awards in order to allow for directors, officers, employees and consultants of Odonate to share in the performance of the Company.

Corporate and Other Information

We are a Delaware corporation that was initially formed as a Delaware limited liability company in March 2013. On December 6, 2017, in anticipation of our initial public offering, we converted into a Delaware corporation. We currently operate in one segment.

Our principal executive offices are located at 3 East 28th Street, 10th Floor, New York, New York 10016, and our telephone number is (332) 206-0935. Our corporate website address is www.odonate.com. Information contained on or accessible through our website is not a part of this Annual Report on Form 10-K, and the inclusion of our website address in this Annual Report on Form 10-K is an inactive textual reference only.

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

Item 1A. Risk Factors

An investment in shares of our common stock involves a high degree of risk. You should carefully consider the material risks and uncertainties described below before deciding whether to purchase shares of our common stock. In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our audited financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations, cash flow, reputation and prospects could be materially and adversely affected by any of these risks and uncertainties, including risks and uncertainties not currently known to us or that we currently do not believe to be material. In any such case, the trading price of shares of our common stock could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in shares of our common stock speculative or risky. These factors, along with other general risk factors, are described in further detail under the heading “Risk Factors” below.

Risks Related to Our Business

•	We are substantially dependent on our ability to successfully develop and commercialize tesetaxel.
•	Results from CONTESSA and any other clinical studies we may undertake may not be sufficient to obtain regulatory approvals to market our product candidates on a timely basis, if at all.
•	CONTESSA and other clinical studies that we may undertake may be delayed or halted.
•	Even if we obtain regulatory approval for tesetaxel or another product candidate, our products will remain subject to regulatory scrutiny.
•	The commercial adoption of tesetaxel and any other product candidates we develop will depend on the degree of their market acceptance.
•	If we are unable to achieve and maintain coverage and adequate levels of reimbursement for tesetaxel and other product candidates, if approved, their commercial success may be severely hindered.
•	We have only limited assets and will need to raise additional capital before we can expect to generate revenue or become profitable.
•	We have never generated any revenue and may never be profitable.
•

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

•

Because a number of companies compete with us, many of which have greater resources than we do, and because we face rapid changes in science in our industry, we cannot be certain that our products will be accepted in the marketplace or capture market share.

•

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, reduce the commercial attractiveness of a prescribing label or result in significant negative consequences following regulatory approval, if approved.

•	We may not be successful in our efforts to identify, in-license or acquire, discover, develop or commercialize additional product candidates.

•	We will need to increase the size and capabilities of our organization, and we may experience difficulties in managing our growth.
•	Our future success depends on our ability to retain our key executives and to attract, retain and motivate qualified personnel.
•

We are a defendant in a putative class action lawsuit, which could divert the attention of management, result in negative press reports and, if adversely determined, have an adverse effect on our results of operations and financial condition.

Risks Related to Our Industry

•	Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies may not be predictive of future study results.
•	The ongoing COVID-19 pandemic may disrupt our operations and affect our ability to successfully conduct clinical studies.
•

We will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy, security laws and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

•

Current and future legislation may increase the difficulty and cost of obtaining regulatory approval, and the subsequent commercialization, of our product candidates, if approved, and may affect the prices we may obtain.

•	Governments outside the U.S. tend to impose strict price controls, which may adversely affect our revenues, if any.

Risks Relating to Our Reliance on Third Parties

•

We rely on contract development and manufacturing organizations (“CDMOs”) to manufacture our product candidates. If these CDMOs fail to produce our product candidates on a timely basis or comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of our product candidates.

•

We rely on clinical sites to conduct our clinical studies. If these clinical sites do not enroll patients in a timely manner or comply with study protocols and regulations applicable to clinical study conduct, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of our product candidates.

•

We rely on third parties to provide certain services relating to our clinical studies and other activities. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of our product candidates.

Risks Relating to Intellectual Property

•	Our success in developing and marketing our product candidates depends significantly on our ability to obtain and maintain patent protection and operate without infringing on the rights of others.
•	The scope and terms of our patents may be insufficient to protect our product candidates for an adequate amount of time.
•	If the FDA or foreign regulatory authorities approve generic versions of any of our products that receive marketing approval or such authorities do not grant our products appropriate periods of exclusivity before approving generic versions of our products, the sales of our products could be adversely affected.
•	If we fail to comply with our obligations under our license, we may lose rights to critical patents that are important to the commercialization and revenue potential of tesetaxel.
•

If our product candidates infringe the rights of others, we could be subject to expensive litigation, become liable for substantial damages, be required to obtain licenses from others or be prohibited from selling our product candidates altogether.

•	Patent policy and rule changes could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.
•

In addition to patent protection, we will need to successfully preserve our trade secrets. If we are unable to maintain effective proprietary rights for tesetaxel or any future product candidates, we may not be able to compete effectively in our markets.

Risks Related to Ownership of Shares of Our Common Stock

•	The price of shares of our common stock may be volatile, and you may lose all or part of your investment.
•	Because we do not expect to pay dividends in the foreseeable future, you must rely on price appreciation of shares of our common stock for return on your investment.
•

Our directors, executive officers and principal stockholders have substantial control over the Company, which could limit your ability to influence the outcome of key transactions, including a change of control.

Risk Factors

Risks Related to Our Business

We are substantially dependent on our ability to successfully develop and commercialize tesetaxel.

Since our inception, we have invested substantially all of our capital resources in the development of tesetaxel, which we initially are developing for the treatment of metastatic breast cancer (“MBC”). Tesetaxel currently is the subject of three studies in MBC, including a multinational, multicenter, randomized, Phase 3 study in patients with MBC, known as CONTESSA. We cannot assure you that the U.S. Food and Drug Administration (“FDA”), the European Commission or any other regulatory authority will approve tesetaxel for marketing.

Our ability to generate revenue and our future success depend in large part on the success of CONTESSA, the approval of tesetaxel, the nature of any potential requirements for post-approval studies and the successful commercialization of tesetaxel, if approved. Delays in obtaining regulatory approval for tesetaxel would, among other consequences, require further development expenditures, delay the launch of tesetaxel and impact our ability to raise additional capital, all of which would have a material adverse effect on our business and financial condition.

Results from CONTESSA and any other clinical studies we may undertake may not be sufficient to obtain regulatory approvals to market our product candidates on a timely basis, if at all.

Pharmaceutical product candidates are subject to extensive government regulations related to development, clinical studies, manufacturing and commercialization. In order to sell any product that is under development, we must first receive regulatory approval. To obtain regulatory approval, we must conduct nonclinical and clinical studies that demonstrate that our product candidates are safe and effective. The process of obtaining FDA, European Commission and other regulatory authority approvals is costly, time-consuming, uncertain and subject to unanticipated delays.

The FDA, European Commission and other regulatory authorities have substantial discretion in the approval process and may not agree that we have demonstrated that our product candidates are safe and effective. If our product candidates are ultimately not found to be safe and effective, we would be unable to obtain regulatory approval to manufacture, market and sell them. We can provide no assurances that the FDA, European Commission or other regulatory authorities will approve our product candidates or, if approved, what the scope of the approved indication might be.

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA, EMA and other regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to current Good Manufacturing Practices (“cGMPs”). As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any New Drug Application (“NDA”), Market Authorization Application (“MAA”) or other marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production and quality control.

Any regulatory approvals we receive for our product candidates may be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase 4 clinical studies, which must comply with applicable current Good Clinical Practice (“cGCPs”). We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. If initial regulatory approval was obtained via the accelerated approval pathway, we could be required to conduct a successful post-marketing clinical study to confirm clinical benefit for our products. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of regulatory approval. We will be required to report certain adverse reactions and production problems, if any, to the FDA, EMA and other regulatory authorities. Any new legislation addressing drug safety or approval issues could result in delays in product development or commercialization, or increased costs to assure compliance. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling or manufacturing process.

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

Even with the requisite approvals from the FDA, the European Commission and other regulatory authorities, the commercial adoption of tesetaxel and any other product candidates we develop will depend on the degree of their acceptance by physicians, patients, third-party payors and others in the medical community. The degree of market acceptance will depend on a number of factors, including:

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

As of December 31, 2020, we had no revenue, an accumulated deficit of $366.4 million and cash of $157.3 million. We believe that our existing cash will be sufficient to meet our anticipated cash requirements through at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”). However, to fund future operations to the point at which we are able to generate positive cash flow from sales of tesetaxel or other potential product candidates, we will need to raise significant additional capital. The amount and timing of future funding requirements will depend on many factors, including the timing and results of our ongoing development efforts, the potential expansion of our current development programs, potential new development programs and related general and administrative support. We anticipate that we will seek to fund our operations through public and private equity and debt financings or other sources, such as potential licenses or other collaboration agreements. We cannot assure you that anticipated additional financing will be available to us on favorable terms, or at all. Although we have been successful in obtaining financing through the issuance of our equity securities, we cannot assure you that we will be able to do so in the future. If we are unable to raise additional capital to fund our clinical development and commercialization of tesetaxel, if approved, and other business activities, we could be forced to abandon one or more programs and curtail or cease our operations.

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

If tesetaxel or any other product candidates we may develop are approved for marketing, we anticipate incurring significant commercialization costs. Our expenses could increase beyond our current expectations if we are required by the FDA, the European Medicines Agency (“EMA”) or other regulatory authorities to change our manufacturing processes or quality procedures or perform additional or unanticipated nonclinical, clinical or other studies. In cases where we are successful in obtaining regulatory approvals to market tesetaxel or other product candidates, our revenue will be dependent, in part, on the size of the markets in the territories for which we gain regulatory approval, the acceptance of the price of the product in those markets and the ability to obtain reimbursement at any price. If the number of our addressable patients is not as significant as we estimate, the indication approved by regulatory authorities is narrower than we expect or the reasonably accepted population for treatment is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such products, even if approved. If we are not able to generate revenue from the sale of approved products, we may never become profitable.

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

Competition from other biotechnology and pharmaceutical companies is intense and is expected to increase. A number of companies are pursuing the development of pharmaceuticals in oncology, our area of focus. Many of these companies are very large and have financial, technical, sales and distribution and other resources substantially greater than ours. The greater resources of these competitors may enable them to develop, obtain regulatory approval for or market competing products more quickly or effectively, making it extremely difficult for us to capture a share of the market for our products. Additionally, the biotechnology and pharmaceutical industries are subject to rapid changes in science, and our competitors may develop and market products with improved therapeutic profiles relative to our product candidates that would render our product candidates noncompetitive.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, reduce the commercial attractiveness of a prescribing label or result in significant negative consequences following regulatory approval, if approved.

Clinical studies of tesetaxel or other product candidates we may develop could reveal a high and unacceptable incidence and severity of undesirable side effects. Undesirable side effects could adversely affect patient enrollment in clinical studies, cause us or regulatory authorities to interrupt, delay or halt clinical studies or result in the delay, denial or withdrawal of regulatory approval by the FDA, the European Commission or other regulatory authorities. For example, in 2007, tesetaxel was placed on clinical hold by the FDA while in development by the original sponsor due to the occurrence of several fatalities in the setting of severe neutropenia (a low level of neutrophils, a type of white blood cell) in patients with advanced cancer. While this clinical hold was lifted in 2008, and tesetaxel has since been evaluated in multiple clinical studies in more than 1,000 patients without any interruption due to safety issues, we cannot assure you that safety-related interruptions in tesetaxel’s clinical development will not occur again in the future. Any such recurrence could potentially delay or prevent the ultimate approval of our product candidate. Undesirable or adverse side effects also could result in regulatory authorities mandating a more restrictive prescribing label for the product, which, in turn, could limit the market acceptance of the product even if approved for marketing and commercialization. In patients treated with tesetaxel plus capecitabine in CONTESSA, the rate of Grade ≥3 neutropenia was 70.9%, and the rate of febrile neutropenia was 13.1%.

Drug-related side effects could result in potential product liability claims. We carry product liability insurance in the amount of $10.0 million in the aggregate. We believe that our product liability insurance coverage is sufficient in light of our clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts or maintain coverage at all to protect us against losses due to liability. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations, business and financial condition. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates and decreased demand for our product candidates, if approved for marketing.

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

Odonate was formed in 2013 and had 153 employees as of December 31, 2020. As we advance the development of tesetaxel, we must continue to grow the size of the organization. Future growth will impose significant added responsibilities on members of management, including:

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

We are a defendant in a putative class action lawsuit, which could divert the attention of management, result in negative press reports and, if adversely determined, have an adverse effect on our results of operations and financial condition.

As described in Note 4 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K, a putative class action lawsuit has been filed against us and certain of our current and former officers. The lawsuit seeks damages allegedly sustained by the class and an award of plaintiffs’ costs and attorney fees. While we believe that the complaint is without merit and that we have substantive defenses to the claims of liability and damages, this lawsuit, like any lawsuit, is subject to inherent uncertainties, and we might not prevail. This lawsuit could divert the attention of management, result in negative press reports and, if adversely determined, have an adverse effect on our results of operations and financial condition.

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

For example, in 2010, President Obama signed into law the PPACA, which contains provisions, among others, that may impact our potential product candidates, including:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologic agents;
•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers and enhanced penalties for noncompliance;
•	a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;
•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	requirements to report financial arrangements with physicians and teaching hospitals;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians;
•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•	the Independent Payment Advisory Board, which, if created, would have authority to recommend certain changes to the Medicare program that could result in reduced payments for prescription drugs; and
•	a Center for Medicare Innovation at the Centers for Medicare & Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

Risks Relating to Our Reliance on Third Parties

We rely on CDMOs to manufacture our product candidates. If these CDMOs fail to produce our product candidates on a timely basis or comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of our product candidates.

We contract with CDMOs to manufacture our product candidates, and we would expect to rely on these CDMOs to produce commercial quantities of tesetaxel. The manufacture of pharmaceutical products requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers of pharmaceutical products often encounter difficulties in production, which include difficulties with production costs and yields, supply chain issues, quality control and assurance and shortages of qualified personnel, as well as compliance with strictly enforced governmental regulations, including cGMPs. The CDMOs we contract with may not perform as agreed or may terminate their agreements with us.

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

We rely on clinical sites to conduct our clinical studies. If these clinical sites do not enroll patients in a timely manner or comply with study protocols and regulations applicable to clinical study conduct, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of our product candidates.

We rely on clinical sites to enroll patients in our clinical studies. The rate of enrollment of patients into our clinical studies at these clinical sites is dependent on a number of factors, including the number of eligible patients and the interest level of investigators, study staff and patients in our clinical studies relative to other enrolling studies. If the clinical sites participating in our clinical studies do not enroll patients in a timely manner, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of our product candidates.

We rely on clinical sites to comply with study protocols and regulations applicable to clinical study conduct. We and these clinical sites are required to comply with cGCPs, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of study sponsors, principal investigators and clinical sites. If we, the investigators or the clinical sites fail to comply with applicable cGCPs, the clinical data generated in our clinical studies may be deemed unreliable and the regulatory authorities may require us to perform additional clinical studies before approving our marketing applications, which would delay or compromise the regulatory approval process.

We rely on third parties to provide certain services relating to our clinical studies and other activities. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of our product candidates.

We have agreements with third parties to provide legal representation and regulatory reporting for our clinical programs. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the work they perform is compromised due to the failure to adhere to regulatory requirements or for other reasons, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of our product candidates.

We have agreements with other third parties that provide various services in connection with our development and business activities. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the work they perform is compromised, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of our product candidates.

Risks Relating to Intellectual Property

Our success in developing and marketing our product candidates depends significantly on our ability to obtain and maintain patent protection and operate without infringing on the rights of others.

We depend on patents and other intellectual property rights to prevent others from improperly benefiting from products or inventions that we developed or acquired. For details about our intellectual property portfolio protecting our tesetaxel program, see the section titled “Business—Patent and Proprietary Rights.”

The patent position of pharmaceutical firms like ours is highly uncertain and involves complex legal and factual questions. We intend to continue to file patent applications because we believe it is appropriate to seek to obtain patents covering our products and their manufacture and use. There can be no assurance, however, that any additional patents will issue, that the scope of any patent that has issued or may issue will be sufficient to protect our product candidates, or that any current or future issued patent will not be held invalid if challenged. Additionally, we may have to incur significant expense and expend management time defending or enforcing our patents. If we cannot obtain and maintain effective patent rights and/or regulatory exclusivity for our product candidates, we may not be able to compete effectively, and our business and results of operations would be harmed.

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

Patents may be eligible for limited patent term extension in the U.S. under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Act. Similar patent extensions exist in the EU and Japan. The Hatch-Waxman Act permits a patent term extension of up to 5 years for a patent covering a qualified approved product as compensation for patent term that elapsed during product development and the FDA regulatory review process, provided the extension does not extend the total patent term beyond a total of 14 years from the product’s approval date, and only one patent per approved product is extended. We may not receive an extension if we fail to apply within applicable deadlines or fail to apply prior to expiration of relevant patents. Moreover, the length of the extension could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we can enforce our patent rights for that product will be shortened and our competitors may obtain approval to market competing products sooner, impacting our revenue.

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

A certification that the proposed product will not infringe the already approved product’s listed patents, or that such patents are invalid or unenforceable, is called a “paragraph IV” certification. If the applicant has provided a “paragraph IV” certification to the FDA, the applicant must also notify each patent holder and the NDA holder of the “paragraph IV” certification within 20 days after the postmark on the FDA letter acknowledging receipt of the ANDA or 505(b)(2) NDA. The patent holder and the NDA holder may then initiate patent infringement lawsuits in response to the notice of the ”paragraph IV” certification. The filing of a patent infringement lawsuit within 45 days after receipt of the notice of a “paragraph IV” certification automatically prevents the FDA from approving the ANDA or 505(b)(2) NDA until the earliest of 30 months, expiration of the relevant patent(s), settlement of the lawsuit or a decision in the infringement case that is favorable to the ANDA applicant or 505(b)(2) applicant.

In addition to the protections from competitors that may be afforded by patents, pharmaceutical products may also be eligible for regulatory exclusivity, such as the exclusivity that may be granted to New Chemical Entities (“NCEs”). While we believe that tesetaxel will qualify as an NCE, such determination is only made at, or after, the time of approval. Accordingly, we do not have any agreement with the FDA, EMA or other regulatory body that tesetaxel will in fact be regarded as an NCE, and there can be no assurance that it will be treated as such at the time of approval (if approval is granted).

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

We have licensed patent rights covering tesetaxel from Daiichi Sankyo. If, for any reason, our license agreement with Daiichi Sankyo is terminated or we otherwise lose those rights, it would materially and adversely affect our business. Our license agreement with Daiichi Sankyo imposes, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, funding, milestone, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. Failure to fulfill these obligations could pose a material risk to our patent protection for tesetaxel and any future product candidates.

If our product candidates infringe the rights of others, we could be subject to expensive litigation, become liable for substantial damages, be required to obtain licenses from others or be prohibited from selling our product candidates altogether.

Our competitors or others may have patent rights that they choose to assert against us or our licensors, licensees, suppliers, customers or potential marketing partners. Moreover, we may not know about patents or patent applications that our products would infringe. Because patent applications do not publish for at least 18 months, if at all, and can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that our product candidates would infringe. In addition, if third parties file patent applications or obtain patents claiming inventions also claimed by us or our licensors in issued patents or pending applications, we may have to participate in interference proceedings in the U.S. Patent and Trademark Office (“USPTO”) to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of claims in our foreign patent applications.

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

Although we expect all of our employees and consultants to assign their inventions to us and we expect all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, science or information to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. Misappropriation or unauthorized disclosure of our trade secrets could impair our competitive position and may have a material adverse effect on our business. Additionally, if the steps taken to maintain our trade secrets are deemed inadequate, we may have insufficient recourse against third parties for misappropriating our trade secrets.

Risks Related to Ownership of Shares of Our Common Stock

The price of shares of our common stock may be volatile, and you may lose all or part of your investment.

The market price of shares of our common stock could fluctuate significantly, and you may not be able to resell your shares near, at or above the price that you purchased them. Those fluctuations could be based on various factors in addition to those otherwise described in this Annual Report on Form 10-K, including those described throughout the section titled “Risk Factors” and the following:

•

unfavorable developments relating to the regulatory status of our product candidates, such as the FDA refusing to accept for filing our NDA or issuing a complete response letter, or a delay in the regulatory review process;

•	adverse actions taken by regulatory authorities with respect to our clinical studies, manufacturing supply chain or future sales and marketing activities;
•	unfavorable results from our clinical studies, including lack of efficacy or unfavorable safety results;
•	delays in the initiation or completion of our clinical studies;
•	poor commercial adoption of our product candidates;
•	higher-than-expected expenses related to our development programs or overall corporate operations;
•	an inability to raise additional capital;
•	an inability to become profitable;
•	a change in competitive landscape that is unfavorable to our product candidates;
•	departures of our key executives;
•	an adverse determination in a class action lawsuit;
•	adverse developments at third-party service providers on which we are dependent, including our CDMOs;
•	actual or threatened intellectual property litigation that involves our product candidates;

•	adverse developments concerning the pharmaceutical industry in general;
•	financial results that are not in line with analyst expectations or our projections;
•	changes in analyst estimates, ratings and price targets;
•	press reports or other negative publicity, whether or not true, about our business;
•	release or expiry of lock-up or other transfer restrictions on our outstanding shares of common stock;
•	sales or perceived potential sales of additional shares of common stock;
•	sales of shares of our common stock by us, our executive officers and directors or our stockholders in the future;
•	fluctuations in the stock prices of pharmaceutical and biotechnology stocks; and
•	general economic and market conditions and overall fluctuations in the U.S. equity markets.

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

Our current directors, officers and stockholders who own greater than 5% of our outstanding shares of common stock, together with their affiliates, beneficially own, in the aggregate, approximately 75% of our outstanding shares of common stock, based on the number of shares outstanding as of February 8, 2021. As a result, these current directors, officers and stockholders, if they act, will be able to influence or control matters requiring approval by our stockholders, including the election of directors and the approval of mergers, acquisitions or other extraordinary transactions. In addition, our current directors, officers and stockholders, acting together, would have the ability to control the management and affairs of our company. They may also have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership may have the effect of delaying, preventing or deterring a change of control of our company, could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and could affect the market price of shares of our common stock.

General Risk Factors

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

Despite the implementation of security measures, our internal computer systems, and those of other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. If such an event were to occur and interrupt our operations, it could result in a material disruption of our development programs. For example, the loss of data from ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, loss of trade secrets or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, access to our clinical data or disruption of the manufacturing process, we could incur liability and the further development of our product candidates could be delayed. We may also be vulnerable to cyber-attacks or other malfeasance by hackers, employees and others. This type of breach of our cybersecurity may compromise our confidential information or our financial information and adversely affect our business or result in legal proceedings.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal executive offices are located at 3 East 28th Street, 10th Floor, New York, New York 10016. We also maintain offices at 4747 Executive Drive, Suite 210, San Diego, California 92121. We lease approximately 5,575 square feet of office space in New York and approximately 8,441 square feet of office space in San Diego.

Item 3. Legal Proceedings

See Note 4 to the audited financial statements included in Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Shares of our common stock began trading on the Nasdaq Global Select Market on December 7, 2017 under the symbol “ODT.” Prior to that time, there was no public market for shares of our common stock.

Holders of Record

As of February 8, 2021, we had 2 holders of record of shares of our common stock. Certain shares of common stock are held in “street” name, and accordingly, the number of beneficial owners of such shares of common stock is not known or included in the foregoing number. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on shares of our common stock and do not currently intend to do so for the foreseeable future. Any determination to pay dividends to holders of shares of our common stock will be at the discretion of our board of directors (“Board”) and will depend on many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in the agreements governing any indebtedness we may enter into and other factors that our Board deems relevant.

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

Company Overview

We are a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. Our initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several properties that make it unique among taxanes, including:

•	oral administration with a low pill burden;
•	a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing;
•	no history of hypersensitivity (allergic) reactions; and
•	significant activity against chemotherapy-resistant tumors.

In patients with metastatic breast cancer (“MBC”), tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. Tesetaxel currently is the subject of three studies in breast cancer, including a multinational, multicenter, randomized, Phase 3 study in patients with MBC, known as CONTESSA. Positive results of CONTESSA were presented at the 2020 San Antonio Breast Cancer Symposium. We plan to submit a New Drug Application for tesetaxel to the U.S. Food and Drug Administration in mid-2021. Our goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Year Ended
	December 31,
	2020	2019
Research and development expense	$117,041	$104,034
General and administrative expense	$10,392	$10,896
Other income, net	$1,083	$3,105

Research and Development Expense

Research and development expense consists of expense associated with the development of tesetaxel and includes non-personnel-related and personnel-related expense. Non-personnel-related expense includes expense related to: (i) clinical study site payments; (ii) acquiring clinical study materials and the clinical study supply chain; (iii) manufacturing development and scale-up, including manufacturing registration and validation batches of tesetaxel; (iv) clinical and quality systems; and (v) regulatory submissions. Personnel-related expense includes expense related to salaries, benefits and equity-based compensation for personnel engaged in research and development functions.

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

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Year Ended
	December 31,
	2020	2019
Non-personnel expense:
Clinical development	$72,697	$63,748
Other	1,966	2,209
Total non-personnel expense	74,663	65,957
Personnel expense:
Salaries, bonuses and benefits	33,673	28,137
Equity-based compensation expense	8,705	9,940
Total personnel expense	42,378	38,077
Total research and development expense	$117,041	$104,034

Research and development expense was $117.0 million and $104.0 million for the years ended December 31, 2020 and 2019, respectively. The increase in research and development expense of $13.0 million was due primarily to increased activities and headcount in connection with our tesetaxel clinical development program.

General and Administrative Expense

General and administrative expense includes non-personnel and personnel-related expense. Non-personnel-related expense includes expense related to: (i) professional fees for legal, patent, consulting, accounting and audit services; (ii) insurance; and (iii) facilities and information technology. Personnel-related expense includes expense related to salaries, benefits and equity-based compensation for personnel engaged in finance and administrative functions. We do not expect our general and administrative expense to change significantly in the near term.

The following table summarizes our general and administrative expense for each of the periods below (in thousands):

	Year Ended
	December 31,
	2020	2019
Non-personnel expense	$5,256	$5,199
Personnel expense:
Salaries, bonuses and benefits	4,013	4,193
Equity-based compensation expense	1,123	1,504
Total personnel expense	5,136	5,697
Total general and administrative expense	$10,392	$10,896

General and administrative expense of $10.4 million for the year ended December 31, 2020 remained consistent compared to $10.9 million for the year ended December 31, 2019.

Other Income, Net

Other income, net consists primarily of interest income generated from cash held in savings accounts. Other income, net also includes losses on disposal of property and equipment and gains and losses on foreign currency transactions.

Other income, net was $1.1 million and $3.1 million for the years ended December 31, 2020 and December 31, 2019, respectively. The decrease in other income, net was due primarily to decreased interest income as a result of lower interest rates during the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2020 and 2019, we had cash in the amount of $157.3 million and $180.5 million, respectively. We believe that our existing cash will be sufficient to meet our anticipated cash requirements through at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission.

We have incurred losses in each year since our inception. Our net loss was $126.4 million and $111.8 million for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, we had an accumulated deficit of $366.4 million and $240.1 million, respectively. Substantially all of our operating losses resulted from expenses incurred in connection with advancing tesetaxel through development activities and general and administrative costs associated with our operations.

To date, we have funded our operations through the sale of equity securities. For a discussion of the underwritten public offerings closed during the years ended December 31, 2020 and 2019, see Note 5 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K. Since our inception, we have raised $467.4 million in net proceeds from the sale of equity securities.

The following table summarizes our net cash flow activity for each of the periods below (in thousands):

	Year Ended
	December 31,
	2020	2019
Net cash (used in) provided by:
Operating activities	$(113,130)	$(96,638)
Investing activities	(432)	(166)
Financing activities	90,367	138,677
Net (decrease) increase in cash and restricted cash	$(23,195)	$41,873

Net cash used in operating activities was $113.1 million and $96.6 million for the years ended December 31, 2020 and 2019, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital, partially offset by equity-based compensation expense, depreciation and amortization expense and non-cash lease expense.

Net cash used in investing activities was $0.4 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively. Net cash used in investing activities was the result of purchases of property and equipment.

Net cash provided by financing activities was $90.4 million and $138.7 million for the years ended December 31, 2020 and 2019, respectively. Net cash provided by financing activities was primarily the result of net proceeds from the sale of common stock in underwritten public offerings.

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

Impact of the COVID-19 Pandemic

Although the ongoing Coronavirus Disease 2019 (“COVID-19”) pandemic did not have a material impact on our results of operations, financial condition or clinical studies during the year ended December 31, 2020, we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our business in the future due to numerous factors that are not within our control, including its duration and severity.

Contractual Obligations and Commitments

In February 2018, we entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. We have an option to extend the New York Lease for an additional three years at the end of the initial term. Further, we provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of December 31, 2020, $0.3 million was pledged as collateral for the letter of credit and was recorded as restricted cash.

In March 2018, we entered into an agreement to lease office space in San Diego, California (the “San Diego Lease”) with aggregate payments of approximately $0.8 million over the term of the lease. The San Diego Lease originally provided for expiration on December 31, 2019. In August 2019, we entered into a First Amendment to the San Diego Lease to extend the term of the lease through the commencement of the New San Diego Lease (defined below).

In October 2019, we entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.1 million over the 7.5-year term of the lease. The New San Diego Lease commenced in July 2020. We have an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. Further, we provided a standby letter of credit of $0.5 million as a security deposit during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement. As of December 31, 2020, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash.

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

Jumpstart Our Business Startups Act

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under this act, an emerging growth company can delay the adoption of new or revised accounting standards issued subsequent to the enactment of the JOBS Act until those standards would otherwise apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards and, therefore, will be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. However, we intend to rely on other exemptions provided by the JOBS Act, including without limitation, an exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended. We will remain an emerging growth company until December 31, 2023 unless, prior to that time, we: (i) have more than $1.07 billion in annual gross revenue; (ii) have a market value for shares of our common stock held by non-affiliates of more than $700 million as of the last day of our second quarter of any year; or (iii) issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Equity-based Compensation Expense

We issue stock options and had historically issued incentive units, considered “profits interests” within the meaning of U.S. federal and state tax rules, to directors, officers, employees and consultants. Equity-based compensation expense represents the estimated fair value of equity awards, which are comprised of stock options and incentive units, expected to vest. We estimate the fair value of each equity award on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of estimates and assumptions, including expected volatility of our stock price, expected term of the equity awards, the risk-free interest rate, expected dividend yield and estimated forfeiture rate. We recognize equity-based compensation expense over the requisite service period of the equity awards (usually the vesting period) on a straight-line basis. For stock options with a performance condition, we recognize expense in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10-25-20.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of December 31, 2020, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

As of December 31, 2020, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (“2013 Framework”). Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. Our auditors will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012.

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

Name	Age	Position
Kevin Tang	53	Chairman and Chief Executive Officer
Aaron Davis(1)(2)(3)	42	Director
Craig Johnson(1)(2)(3)	59	Director
Laura Johnson(1)	56	Director
Robert Rosen	65	Director
Joseph O’Connell, M.D.	66	Chief Medical Officer
Michael Hearne	58	Chief Financial Officer
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

The following is a biographical summary of the experience of our directors and executive officers:

Kevin Tang

Mr. Tang has served as our Chairman and Chief Executive Officer since the Company’s inception in 2013. He also serves as President of Tang Capital Management, LLC, a life sciences-focused investment company he founded in 2002 and an affiliate of the Company. Since 2014, Mr. Tang has served as a director and Chairman of La Jolla Pharmaceutical Company. From 2009 to 2020, he served as a director of Heron Therapeutics, Inc. and, from 2012 to 2020, served as Chairman. From 2009 through its acquisition by Endo Pharmaceuticals, Inc. in 2010, Mr. Tang served as a director of Penwest Pharmaceuticals Co. In 2006, he co-founded Ardea Biosciences, Inc. and served as a director from inception through its acquisition by AstraZeneca PLC in 2012. From 2001 to 2008, Mr. Tang served as a director of Trimeris, Inc. From 1993 to 2001, he held various positions at Deutsche Banc Alex Brown, Inc., an investment banking firm, most recently serving as Managing Director and head of the firm’s Life Sciences research group. Mr. Tang received a B.S. degree from Duke University. The Board has concluded that Mr. Tang should serve as a director based on his experience forming and building biotechnology companies, serving as a director of biotechnology companies and serving as a manager of funds specializing in the area of life sciences.

Aaron Davis

Mr. Davis has served as a director since 2016. Since 2012, he has served as Chief Executive Officer of Boxer Capital, the healthcare arm of Tavistock Group. Mr. Davis co-founded Boxer Capital in 2005 and, prior to being appointed Chief Executive Officer, served as Portfolio Manager. Since 2020, he has also served as Chief Executive Officer and a director of BCTG Acquisition Corp., a special purpose acquisition company. Mr. Davis serves as Chairman of CiVi Biopharma, Inc., a director of Sojournix, Inc., a director of Mirati Therapeutics, Inc. and a director of iTeos Therapeutics, Inc. From 2006 to 2008, Mr. Davis served as a director of Kalypsys, Inc. From 2000 to 2004, he worked in the Global Healthcare Investment Banking and Private Equity Group at UBS Warburg, LLC. Mr. Davis received an M.A. degree in biotechnology from Columbia University and a B.B.A. degree in finance from Emory University. The Board has concluded that Mr. Davis should serve as a director based on his experience serving as a director of biotechnology companies and serving as a manager of funds specializing in the area of life sciences.

Craig Johnson

Mr. Johnson has served as a director since 2017. He also serves as a director of Heron Therapeutics, Inc., a director of La Jolla Pharmaceutical Company and a director of Mirati Therapeutics, Inc. From 2015 to 2018, Mr. Johnson served as a director of Decipher Biosciences, Inc. From 2011 to 2014, he served as a director of Adamis Pharmaceuticals Corporation, and, from 2008 until its acquisition by AstraZeneca PLC in 2012, Mr. Johnson served as a director of Ardea Biosciences, Inc. From 2011 to 2012, he served as Chief Financial Officer of PURE Bioscience, Inc., and, from 2010 to 2011, Mr. Johnson served as Senior Vice President and Chief Financial Officer of NovaDel Pharma Inc. From 2004 through its acquisition by Raptor Pharmaceuticals Corp. in 2009, he served as Vice President and Chief Financial Officer of TorreyPines Therapeutics, Inc. and, from 2009 to 2010, Mr. Johnson served as Vice President of a wholly owned subsidiary of Raptor Pharmaceuticals Corp. From 1994 to 2004, he held various positions at MitoKor, Inc., most recently serving as Chief Financial Officer and Senior Vice President of Operations. Mr. Johnson practiced as a Certified Public Accountant with Price Waterhouse, and he received a B.B.A. degree in accounting from the University of Michigan-Dearborn. The Board has concluded that Mr. Johnson should serve as a director based on his experience serving as a director of biotechnology companies and his expertise in financial management.

Laura Johnson

Ms. Johnson has served as a director since 2018. She serves as President and Chief Executive Officer of Next Generation Clinical Research Consulting, Inc., a contract research organization servicing the pharmaceutical industry that she founded in 1999. Additionally, Ms. Johnson serves as the President and Chief Executive Officer of Eufaeria Biosciences, Inc., a biotechnology company that she founded in 2016. Since 2013, she has served as a director of La Jolla Pharmaceutical Company, and since 2020, Ms. Johnson has served as a director of Kintara Therapeutics, Inc. She is also a founder, and from 2007 to 2019 served as a director, of Sb Bancorp, Inc. and Settlers Bank, Inc. Ms. Johnson received a nursing degree from The University of the State of New York-Albany. The Board has concluded that Ms. Johnson should serve as a director based on her substantial operating experience and expertise in clinical study management.

Robert Rosen

Mr. Rosen has served as a director since 2017. Since 2014, he has served as a director of La Jolla Pharmaceutical Company. From 2013 to 2019, Mr. Rosen served as President and as a director of Heron Therapeutics, Inc. and, from 2012 to 2013, served as Senior Vice President and Chief Commercial Officer of Heron Therapeutics, Inc. From 2014 to 2015, he served as a director of Conkwest, Inc. (now NantKwest, Inc.). In 2012, Mr. Rosen served as Managing Partner of Scotia Nordic LLC, a life sciences advisory firm. From 2011 to 2012, he served as Senior Vice President of Global Commercial Operations at Dendreon Corporation. From 2005 to 2011, Mr. Rosen served as Global Head of Oncology at Bayer HealthCare Pharmaceuticals. From 2002 to 2005, he served as Vice President of the Oncology Business Unit at Sanofi-Synthèlabo Inc. Mr. Rosen received a B.S. degree in pharmacy from Northeastern University. The Board has concluded that Mr. Rosen should serve as a director based on his leadership experience in the biotechnology and pharmaceutical industries and expertise in commercializing pharmaceutical products.

Joseph O’Connell, M.D.

Dr. O’Connell has served as our Chief Medical Officer since 2017. From 2015 to 2017, he served as Vice President, Medical and Scientific Affairs, Hematology and Oncology at inVentiv Health Clinical, LLC. From 2007 to 2015, Dr. O’Connell held various positions at Pfizer Inc., most recently serving as Senior

Director and Asset Global Clinical Lead for Oncology. Prior to 2007, he practiced adult medical oncology for more than 15 years, including at the Yale Cancer Center. Dr. O’Connell received a B.S. degree in biology from Fordham University and an M.D. degree from the State University of New York and completed his Oncology Fellowship at Memorial Sloan Kettering Cancer Center.

Michael Hearne

Mr. Hearne has served as our Chief Financial Officer since 2018 and previously as Vice President of Finance and Accounting from 2015 to 2018. Since 2015, he has served as Chief Financial Officer of Tang Capital Management, LLC, a life sciences-focused investment company and an affiliate of the Company. Since 2020, Mr. Hearne has also served as Chief Financial Officer of La Jolla Pharmaceutical Company, a biopharmaceutical company. From 2014 to 2015, he served as a partner at Weaver & Tidwell, LLP. Mr. Hearne started his career in public accounting at Coopers & Lybrand. Mr. Hearne received a B.S. degree in accounting and a masters of accountancy, taxation from Brigham Young University and is a Certified Public Accountant (inactive) in the state of California.

Code of Conduct

We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. Our Code of Conduct is posted on our website located at www.odonate.com. We intend to disclose any material future amendments to, or waivers of, provisions of the Code of Conduct on our website within 4 business days after the date of the amendment or waiver.

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

Item 11. Executive Compensation

Summary Compensation Table

The following table summarizes information for the years ended December 31, 2020 and 2019 concerning the compensation paid or awarded to our principal executive officer and the two other most highly compensated executive officers as of December 31, 2020 (the “Named Executive Officers” or “NEOs”):

				Non-Equity
			Option	Incentive Plan	All Other
Name and Principal Position	Year	Salary	Awards(1)	Compensation(2)	Compensation(3)	Total
Kevin Tang(4)	2020	$1	$-	$-	$-	$1
Chairman and Chief Executive Officer	2019	$1	$-	$-	$-	$1
Joseph O’Connell, M.D.	2020	$374,800	$828,858	$142,400	$26,194	$1,372,252
Chief Medical Officer	2019	$363,900	$1,434,630	$152,800	$29,238	$1,980,568
Michael Hearne(5)	2020	$191,781	$320,945	$51,400	$8,045	$572,172
Chief Financial Officer
(1)

The amounts reported in this column reflect the grant-date fair values of stock options granted to each NEO, calculated in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 6 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K.

(2)	The amounts reported in this column reflect each NEO’s performance-based cash bonus paid.
(3)

The amounts reported in this column reflect the Company’s annual and matching contributions to each NEO’s 401(k) plan account, life insurance premiums and tax gross-up payments related to expense reimbursements.

(4)	Mr. Tang has elected to receive an annual salary of $1.00 and to not receive any bonuses, option awards or other compensation.
(5)	Mr. Hearne’s compensation reflects the portion of his time dedicated to the Company. Mr. Hearne’s compensation for 2019 is omitted, as he was not an NEO for that year.

Outstanding Option Awards as of December 31, 2020

The following table presents information regarding the outstanding option awards held by each of the NEOs as of December 31, 2020:

			Option Awards
			Number	Number
			of Securities	of Securities
			Underlying	Underlying	Option	Option
		Vesting	Unexercised	Unexercised	Award	Award
	Award	Commencement	Option Awards (#)	Option Awards (#)	Exercise	Expiration
Name	Type	Date	Exercisable	Unexercisable(1)	Price ($)	Date(2)
Kevin Tang(3)	-	-	-	-	$-	-
Joseph O’Connell, M.D.	Incentive Unit	9/9/2017	156,960	36,222	$14.89	-
	Stock Option	1/2/2018	8,214	3,051	$24.73	1/2/2028
	Stock Option	4/13/2018	10	5	$21.65	4/13/2028
	Stock Option	4/30/2018	12	5	$21.08	4/30/2028
	Stock Option	5/15/2018	10	5	$23.17	5/15/2028
	Stock Option	5/31/2018	9	5	$23.99	5/31/2028
	Stock Option	6/15/2018	9	4	$26.52	6/15/2028
	Stock Option	6/29/2018	10	6	$22.08	6/29/2028
	Stock Option	7/13/2018	9	6	$23.95	7/13/2028
	Stock Option	7/31/2018	11	6	$19.77	7/31/2028
	Stock Option	8/15/2018	11	8	$18.74	8/15/2028
	Stock Option	8/31/2018	11	7	$19.19	8/31/2028
	Stock Option	9/14/2018	10	8	$19.13	9/14/2028

Stock Option	9/28/2018	10	8	$19.41	9/28/2028
Stock Option	10/15/2018	35	29	$16.09	10/15/2028
Stock Option	10/31/2018	39	33	$14.50	10/31/2028
Stock Option	11/15/2018	33	30	$16.52	11/15/2028
Stock Option	11/30/2018	35	31	$15.76	11/30/2028
Stock Option	12/14/2018	34	34	$15.12	12/14/2028
Stock Option	12/31/2018	40,037	40,037	$14.08	12/31/2028
Stock Option	1/15/2019	32	34	$16.29	1/15/2029
Stock Option	1/31/2019	31	33	$16.57	1/31/2029
Stock Option	2/15/2019	30	35	$16.52	2/15/2029
Stock Option	2/28/2019	30	35	$16.48	2/28/2029
Stock Option	3/15/2019	20	25	$23.75	3/15/2029
Stock Option	3/29/2019	21	27	$22.11	3/29/2029
Stock Option	4/15/2019	18	25	$24.99	4/15/2029
Stock Option	4/30/2019	23	32	$19.66	4/30/2029
Stock Option	5/15/2019	19	29	$22.20	5/15/2029
Stock Option	5/31/2019	20	30	$21.49	5/31/2029
Stock Option	6/14/2019	16	27	$25.00	6/14/2029
Stock Option	6/28/2019	-	29	$36.69	6/28/2029
Stock Option	7/15/2019	-	30	$35.17	7/15/2029
Stock Option	7/31/2019	-	26	$40.75	7/31/2029
Stock Option	8/15/2019	-	33	$33.44	8/15/2029
Stock Option	8/30/2019	-	34	$30.81	8/30/2029
Stock Option	9/13/2019	-	38	$28.36	9/13/2029
Stock Option	9/30/2019	-	41	$26.03	9/30/2029
Stock Option	10/15/2019	-	38	$28.50	10/15/2029
Stock Option	10/31/2019	-	33	$31.76	10/31/2029
Stock Option	11/15/2019	-	33	$33.10	11/15/2029
Stock Option	11/29/2019	-	31	$34.38	11/29/2029
Stock Option	12/10/2019	-	57,198	$30.51	12/10/2029
Stock Option	12/13/2019	-	37	$28.97	12/13/2029
Stock Option	12/31/2019	-	33	$32.45	12/31/2029
Stock Option	1/15/2020	-	40	$27.23	1/15/2030
Stock Option	1/31/2020	-	38	$29.20	1/31/2030
Stock Option	2/14/2020	-	35	$31.45	2/14/2030
Stock Option	2/28/2020	-	37	$29.59	2/28/2030
Stock Option	3/13/2020	-	48	$23.05	3/13/2030
Stock Option	3/31/2020	-	40	$27.61	3/31/2030
Stock Option	4/15/2020	-	41	$26.85	4/15/2030
Stock Option	4/30/2020	-	39	$28.15	4/30/2030
Stock Option	5/15/2020	-	39	$28.24	5/15/2030
Stock Option	5/29/2020	-	34	$32.67	5/29/2030
Stock Option	6/15/2020	-	27	$40.25	6/15/2030
Stock Option	6/30/2020	-	26	$42.34	6/30/2030
Stock Option	7/15/2020	-	27	$41.17	7/15/2030
Stock Option	7/31/2020	-	30	$36.37	7/31/2030
Stock Option	8/14/2020	-	31	$36.13	8/14/2030
Stock Option	8/31/2020	-	69	$16.15	8/31/2030
Stock Option	9/15/2020	-	72	$15.37	9/15/2030
Stock Option	9/30/2020	-	82	$13.43	9/30/2030
Stock Option	10/15/2020	-	117	$15.70	10/15/2030
Stock Option	10/30/2020	-	127	$14.41	10/30/2030

	Stock Option	11/13/2020	-	128	$14.35	11/13/2030
	Stock Option	11/30/2020	-	122	$15.02	11/30/2030
	Stock Option	12/8/2020	-	60,373	$16.52	12/8/2030
	Stock Option	12/15/2020	-	121	$15.19	12/15/2030
	Stock Option	12/31/2020	-	169	$19.20	12/31/2030
Michael Hearne	Stock Option	4/13/2018	39	19	$21.65	4/13/2028
	Stock Option	4/30/2018	40	20	$21.08	4/30/2028
	Stock Option	5/15/2018	36	19	$23.17	5/15/2028
	Stock Option	5/31/2018	35	18	$23.99	5/31/2028
	Stock Option	6/15/2018	15	8	$26.52	6/15/2028
	Stock Option	6/29/2018	19	10	$22.08	6/29/2028
	Stock Option	7/13/2018	16	11	$23.95	7/13/2028
	Stock Option	7/31/2018	19	13	$19.77	7/31/2028
	Stock Option	8/15/2018	20	14	$18.74	8/15/2028
	Stock Option	8/31/2018	20	13	$19.19	8/31/2028
	Stock Option	9/14/2018	19	14	$19.13	9/14/2028
	Stock Option	9/28/2018	18	14	$19.41	9/28/2028
	Stock Option	10/15/2018	22	18	$16.09	10/15/2028
	Stock Option	10/31/2018	24	20	$14.50	10/31/2028
	Stock Option	11/15/2018	20	18	$16.52	11/15/2028
	Stock Option	11/30/2018	21	19	$15.76	11/30/2028
	Stock Option	12/14/2018	21	21	$15.12	12/14/2028
	Stock Option	12/31/2018	22,523	22,522	$14.08	12/31/2028
	Stock Option	1/15/2019	19	21	$16.29	1/15/2029
	Stock Option	1/31/2019	19	19	$16.57	1/31/2029
	Stock Option	2/15/2019	18	21	$16.52	2/15/2029
	Stock Option	2/28/2019	18	21	$16.48	2/28/2029
	Stock Option	3/15/2019	12	15	$23.75	3/15/2029
	Stock Option	3/29/2019	13	16	$22.11	3/29/2029
	Stock Option	4/15/2019	11	15	$24.99	4/15/2029
	Stock Option	4/30/2019	14	19	$19.66	4/30/2029
	Stock Option	5/15/2019	12	17	$22.20	5/15/2029
	Stock Option	5/31/2019	12	18	$21.49	5/31/2029
	Stock Option	6/14/2019	10	16	$25.00	6/14/2029
	Stock Option	6/28/2019	-	17	$36.69	6/28/2029
	Stock Option	7/15/2019	-	18	$35.17	7/15/2029
	Stock Option	7/31/2019	-	16	$40.75	7/31/2029
	Stock Option	8/15/2019	-	19	$33.44	8/15/2029
	Stock Option	8/30/2019	-	21	$30.81	8/30/2029
	Stock Option	9/13/2019	-	23	$28.36	9/13/2029
	Stock Option	9/30/2019	-	25	$26.03	9/30/2029
	Stock Option	10/15/2019	-	22	$28.50	10/15/2029
	Stock Option	10/31/2019	-	21	$31.76	10/31/2029
	Stock Option	11/15/2019	-	19	$33.10	11/15/2029
	Stock Option	11/29/2019	-	19	$34.38	11/29/2029
	Stock Option	12/10/2019	-	32,173	$30.51	12/10/2029
	Stock Option	12/13/2019	-	22	$28.97	12/13/2029
	Stock Option	12/31/2019	-	20	$32.45	12/31/2029
	Stock Option	1/15/2020	-	24	$27.23	1/15/2030
	Stock Option	1/31/2020	-	23	$29.20	1/31/2030
	Stock Option	2/14/2020	-	21	$31.45	2/14/2030
	Stock Option	2/28/2020	-	22	$29.59	2/28/2030

Stock Option	3/13/2020	-	29	$23.05	3/13/2030
Stock Option	3/31/2020	-	24	$27.61	3/31/2030
Stock Option	4/15/2020	-	50	$26.85	4/15/2030
Stock Option	4/30/2020	-	47	$28.15	4/30/2030
Stock Option	5/15/2020	-	47	$28.24	5/15/2030
Stock Option	5/29/2020	-	40	$32.67	5/29/2030
Stock Option	6/15/2020	-	17	$40.25	6/15/2030
Stock Option	6/30/2020	-	15	$42.34	6/30/2030
Stock Option	7/15/2020	-	17	$41.17	7/15/2030
Stock Option	7/31/2020	-	18	$36.37	7/31/2030
Stock Option	8/14/2020	-	18	$36.13	8/14/2030
Stock Option	8/31/2020	-	42	$16.15	8/31/2030
Stock Option	9/15/2020	-	43	$15.37	9/15/2030
Stock Option	9/30/2020	-	50	$13.43	9/30/2030
Stock Option	10/15/2020	-	42	$15.70	10/15/2030
Stock Option	10/30/2020	-	46	$14.41	10/30/2030
Stock Option	11/13/2020	-	46	$14.35	11/13/2030
Stock Option	11/30/2020	-	45	$15.02	11/30/2030
Stock Option	12/8/2020	-	22,639	$16.52	12/8/2030
Stock Option	12/15/2020	-	43	$15.19	12/15/2030
Stock Option	12/31/2020	-	350	$19.20	12/31/2030
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
(3)

Mr. Tang has elected to receive an annual salary of $1.00 and to not receive any bonuses, option awards or other compensation. Accordingly, there were no option awards held by Mr. Tang as of December 31, 2020.

Outstanding option awards held by the NEOs as of December 31, 2020 are comprised of incentive units issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”) and stock options issued under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). The Management Plan and the 2017 Plan were adopted in order to allow for directors, officers, employees and consultants of Odonate (the “Management Plan Participants” and the “2017 Plan Participants”) to share in the performance of the Company. The incentive units issued under the Management Plan were issued to Odonate Management Holdings, LLC, which issued incentive units to the Management Plan Participants on the same terms and conditions. The incentive units generally vest over a 4-year period from either the date of grant or the commencement of service and are subject to continued service requirements. Generally, on termination of services, unvested incentive units are forfeited. The vested incentive units may be exercised by the Management Plan Participants, with the value received by the Management Plan Participants in the form of cash or shares of common stock equal to the fair market value on the date of exercise less the exercise price of the incentive unit. Following our initial public offering in December 2017, we have not granted, and will no longer grant, any incentive units. Recipients of stock options are eligible to purchase shares of our common stock at an exercise price equal to the fair market value of such stock on the date of grant. The maximum term of options granted under the 2017 Plan is 10 years. Stock options granted prior to July 2019 generally vest over a 4-year period from either the date of grant or the commencement of service and are subject to continued service requirements. Beginning in July 2019, stock options granted generally include a performance condition related to our development program.

Compensation Arrangements with Named Executive Officers

All compensation arrangements with NEOs constitute “at-will” employment, meaning the NEO can terminate employment at any time, for any reason or for no reason. Similarly, the Company is free to terminate an NEO at any time, for any reason or for no reason. NEOs receive an annual base salary and are eligible to earn an annual performance-based cash bonus. In determining the annual performance-based cash bonus for each NEO, the NEO’s annual base salary is multiplied by his target bonus percentage, and the resulting amount is then multiplied by the corporate performance percentage approved by the board of directors (the “Board”), which is dependent on the achievement of corporate performance goals. NEOs are also eligible to receive an equity interest in the Company in the form of option awards. Option awards granted prior to July 2019 generally vest over a 4-year period from either the date of grant or the commencement of service and are subject to continued service requirements. Beginning in July 2019, stock options granted generally include a performance condition related to our development program. Option awards are subject to accelerated vesting in the event of an NEO’s termination of employment by reason of death or disability or by the Company without cause within 24 months after the occurrence of a change in control. Compensation arrangements with NEOs do not provide for severance benefits.

Defined Contribution Plan

In 2016, we adopted a defined contribution 401(k) plan available to eligible employees, including NEOs. Employee contributions are voluntary, determined on an individual basis and limited to the maximum amount allowable under U.S. federal tax regulations. We make a mandatory annual contribution of 3% of the eligible employees’ compensation to the 401(k) plan. In addition, we make matching contributions of up to 6% of the eligible employees’ compensation to the 401(k) plan.

CEO Pay Ratio

We determined the ratio of the annual total compensation of our Chief Executive Officer to the annual total compensation of our median employee (the “CEO Pay Ratio”) in accordance with Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K.

For the year ended December 31, 2020:

•	the annual total compensation of Kevin Tang, our Chief Executive Officer, was $1.00;
•	the annual total compensation of our median employee was $335,654; and
•	the CEO Pay Ratio was 0.000003:1.

We identified our median employee as of December 31, 2020 based on a consistently applied compensation measure defined as the sum of: (i) annual base salary; (ii) annual target performance-based cash bonus; and (iii) grant-date fair value of option awards granted in 2020. We then calculated the annual total compensation of our median employee using the same methodology used for our NEOs in the Summary Compensation Table above.

Director Compensation

We adopted a director compensation plan whereby we pay an annual retainer of $50,000 per year to each non-employee director, with an additional $15,000 annual fee for service as chairperson of the Audit Committee and $10,000 annual fee for service as chairperson of the Compensation Committee. Such cash fees are generally paid quarterly in the last month of the quarter in which services are provided. We also may periodically grant option awards to such directors, but we have no current commitments to do so. We reimburse our directors for their reasonable out-of-pocket expenses incurred in performing services, including expenses for attending board and committee meetings.

The following table shows the compensation earned in 2020 by the directors who served on the Board during any portion of the year ended December 31, 2020:

	Fees Earned or	Option
Name	Paid in Cash	Awards(1)	Total
Kevin Tang(2)	$-	$-	$-
Aaron Davis(2)	$-	$-	$-
Craig Johnson	$75,000	$199,442	$274,442
Laura Johnson	$50,000	$199,442	$249,442
Robert Rosen	$50,000	$199,442	$249,442
(1)

The amounts reported in this column reflect the grant-date fair values of stock options granted to the directors calculated in accordance with FASB ASC Topic 718, Compensation-Stock Compensation. For a discussion of the assumptions used to calculate the value of our stock options, see Note 6 to our audited financial statements included in Item 8 of this Annual Report on Form 10-K. The aggregate number of option awards outstanding for Mr. Johnson, Ms. Johnson and Mr. Rosen as of December 31, 2020 was 131,030, 75,000 and 131,030, respectively. There were no option awards held by Messrs. Tang and Davis as of December 31, 2020.

(2)	Messrs. Tang and Davis have waived all compensation for their services on the Board.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table presents information regarding beneficial ownership of our equity interests as of February 8, 2021 by:

•	each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of any class of our voting securities;
•	our Named Executive Officers (“NEOs”);
•	each of our directors; and
•	all of our executive officers and directors as a group.

The percentage ownership information shown in the column titled “Percentage of Shares Beneficially Owned” in the table below is based on 38,603,588 shares of common stock outstanding as of February 8, 2021.

Beneficial ownership is determined in accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and, thus, represents voting or investment power with respect to our securities as of February 8, 2021. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all equity interests beneficially owned, subject to community property laws where applicable. Unless otherwise indicated, the address of each individual listed in this table is 4747 Executive Drive, Suite 210, San Diego, California 92121.

	Number of Shares	Percentage of Shares
Name and Address of Beneficial Owner	Beneficially Owned	Beneficially Owned(1)
Greater than 5% Holders
Tang Capital Partners, LP(2)	16,031,893	41.5%
Affiliates of Boxer Capital(3)	6,252,842	16.2%
Wellington Management Group LLP(4)	3,771,744	9.8%
Janus Henderson Group plc(5)	2,723,248	7.1%
Named Executive Officers and Directors
Kevin Tang(2)	16,031,893	41.5%
Aaron Davis(3)	645,756	1.7%
Joseph O'Connell, M.D.(6)	231,229	* %
Craig Johnson(7)	99,986	* %
Robert Rosen(8)	96,986	* %
Laura Johnson(9)	32,917	* %
Michael Hearne(10)	28,484	* %
All executive officers and directors as a group (7 persons)(11)	17,167,251	44.3%
*	Indicates ownership of less than one percent.
(1)

Shares of common stock underlying stock options exercisable within 60 days after February 8, 2021 are deemed outstanding for the purpose of computing the percentage ownership of the person holding the stock options but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(2)

These securities are beneficially owned by Tang Capital Partners, LP ("TCP"). TCP shares voting and dispositive power over such shares of common stock with Tang Capital Management, LLC (“TCM”) and Kevin Tang. TCM, as the general partner of TCP, and Mr. Tang, as the manager of TCM, may be deemed to beneficially own the shares of the common stock owned by TCP. Mr. Tang is Chairman and Chief Executive Officer of the Company. Additionally, these securities include a total of 671,631 shares of common stock that are held of record by Odonate Holdings, LLC (“Odonate Holdings”). Odonate Holdings has granted a proxy to TCP giving TCP the authority to vote 154,285 shares of common stock. Odonate Holdings has also granted a proxy to the Company giving the Company the authority to vote 1,245,685 shares of common stock in the same proportion as the votes cast by all other stockholders of the Company. Of the 1,245,685 shares of common stock, TCP controls the voting of 517,346 shares of common stock based on its proportional ownership in the Company. The address of the foregoing entities is 4747 Executive Drive, Suite 210, San Diego, California 92121.

(3)

Based on the Form 4 filed with the SEC on December 30, 2020. Affiliates of Boxer Capital consist of Boxer Capital, LLC (“Boxer Capital”), which is the beneficial owner of 5,607,086 shares of common stock, and Aaron Davis, Chief Executive Officer of Boxer Capital and a director of the Company, who is the beneficial owner of 645,756 shares of common stock. Boxer Asset

Management Inc. (“Boxer Management”) is the majority owner of Boxer Capital. Joe Lewis, a natural person, is the sole indirect beneficial owner of and controls Boxer Management. Mr. Davis is not deemed to be the beneficial owner of the shares of common stock held by Boxer Capital. The address for the Affiliates of Boxer Capital is 12860 El Camino Real, Suite 300, San Diego, California 92130.

(4)

Based on the Schedule 13G/A filed with the SEC on February 4, 2021. These securities are beneficially owned by clients of the Wellington Investment Advisers. Wellington Management Group LLP is the parent holding company of certain holding companies and the Wellington Investment Advisers. The address of the foregoing entities is 280 Congress Street, Boston, Massachusetts 02210.

(5)

Based on the Schedule 13G filed with the SEC on February 12, 2021. Janus Henderson Group plc has a 100% ownership stake in Janus Capital Management LLC (“JCM”). JCM is an investment adviser or sub-adviser to various fund, individual and/or institutional clients (collectively, “Managed Portfolios”). JCM may be deemed to be the beneficial owner of these securities held by such Managed Portfolios, but JCM does not have the right to receive any dividends from, or the proceeds from the sale of, the securities held in the Managed Portfolios and disclaims any ownership associated with such rights. The address of Janus Henderson Group plc is 201 Bishopsgate, London EC2M 3AE, United Kingdom.

(6)	Includes 173,059 shares of common stock underlying incentive units and 54,825 shares of common stock underlying stock options exercisable by Dr. O’Connell within 60 days after February 8, 2021.
(7)	Includes 71,986 shares of common stock underlying incentive units and 25,000 shares of common stock underlying stock options exercisable by Mr. Johnson within 60 days after February 8, 2021.
(8)	Includes 71,986 shares of common stock underlying incentive units and 25,000 shares of common stock underlying stock options exercisable by Mr. Rosen within 60 days after February 8, 2021.
(9)	Includes 32,917 shares of common stock underlying stock options exercisable by Ms. Johnson within 60 days after February 8, 2021.
(10)

Includes 25,963 shares of common stock underlying stock options exercisable by Mr. Hearne within 60 days after February 8, 2021. Additionally, Mr. Hearne is Chief Financial Officer of the Company, as well as Chief Financial Officer of TCM. Mr. Hearne has a pecuniary interest in a portion of the shares beneficially held by TCP.

(11)

Includes 317,031 shares of common stock underlying incentive units and 163,705 shares of common stock underlying stock options exercisable within 60 days after February 8, 2021 referred to in footnotes (6), (7), (8), (9) and (10).

Equity Plan Compensation Information

The following table provides certain information regarding our equity compensation plans in effect as of December 31, 2020:

Number of
	Number of		Securities Remaining
	Securities to Be	Weighted-average	Available for Future
	Issued upon Exercise	Exercise Price	Issuance under Equity
	of Outstanding	of Outstanding	Compensation Plans,
	Options, Warrants	Options, Warrants	excluding Securities
	and Rights	and Rights	Reflected in Column (1)
Plan Category	(1)	(2)	(3)
Equity compensation plans approved by security holders(1)	7,229,526	$18.16	471,136
Equity compensation plans not approved by security holders	-	$-	-
Total	7,229,526	$18.16	471,136
(1)	Includes the Odonate Therapeutics, Inc. 2017 Stock Option Plan, Odonate Therapeutics, Inc. 2017 Employee Stock Purchase Plan and Odonate Management Holdings Equity Incentive Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have described below each transaction or series of similar transactions since January 1, 2019, or any currently proposed transaction, to which we were or are a party in which:

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

Related Party Transactions

On September 1, 2020, we closed an underwritten public offering of 5,614,036 shares of common stock at a public offering price of $14.25 per share (collectively with the underwriters’ option, the “September 2020 Offering”). The underwriters exercised in full their option to purchase 842,105 additional shares of common stock. In the September 2020 Offering, Tang Capital Partners, LP (“TCP”), which is beneficially owned by Mr. Tang, our Chairman and Chief Executive Officer, purchased 1,052,631 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $15.0 million. Boxer Capital, where Mr. Davis, one of our directors, is Chief Executive Officer, purchased 1,403,509 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $20.0 million. Wellington Management Group LLP, a beneficial owner of more than 5% of any class of our voting securities, purchased 1,600,000 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $22.8 million. Janus Capital Management LLC, an indirect subsidiary of Janus Henderson Group plc, which is a beneficial owner of more than 5% of any class of our voting securities, purchased 950,000 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $13.5 million.

On June 28, 2019, we closed an underwritten public offering of 4,750,000 shares of common stock at a public offering price of $26.00 per share (collectively with the underwriters’ option, the “June 2019 Offering”). On July 2, 2019, the underwriters exercised in full their option to purchase 712,500 additional shares of common stock. In the June 2019 Offering, TCP purchased 769,231 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $20.0 million. Boxer Capital purchased 384,615 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $10.0 million. Wellington Management Group LLP purchased 1,830,282 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $47.6 million. Jeff Vacirca, M.D., a director at the time of the June 2019 Offering, purchased 19,231 shares of common stock through the underwriters at the public offering price for an aggregate purchase price of $0.5 million.

Director Independence

Our Board has reviewed the independence of all directors in light of each director’s (or any family member’s, if applicable) affiliations with the Company and members of management, as well as significant holdings of the Company’s securities. The Board uses the definition of independence from the Nasdaq Stock Market listing standards to assess independence of our directors (the “Nasdaq Independence Rules”). The Nasdaq Independence Rules have objective tests and a subjective test for determining who is an “independent director.” The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the board of directors (the “Board”), would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations but considers all relevant facts and circumstances. After considering the foregoing factors, our Board has determined that Messrs. Davis and Johnson and Ms. Johnson qualify as “independent directors,” as defined by the Nasdaq Independence Rules. Mr. Tang is deemed not to be independent under the Nasdaq Independence Rules due to his current employment with the Company. Mr. Rosen is deemed not to be independent due to Mr. Tang’s prior service on the compensation committee of Heron Therapeutics, Inc.

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

Item 14. Principal Accountant Fees and Services

The following table represents aggregate fees billed to us by Squar Milner LLP (which, effective as of November 1, 2020, merged with Baker Tilly US, LLP), our principal accountant, for each of the periods below:

	Year Ended
	December 31,
	2020	2019
Audit Fees(1)	$140,904	$145,161
Audit-related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$140,904	$145,161
(1)

“Audit Fees” consists of fees for professional services provided in connection with: (i) the audit of our annual financial statements; (ii) the reviews of our quarterly financial statements; and (iii) the consents and other services related to U.S. Securities and Exchange Commission filings.

Our Audit Committee approves in advance all services provided by our independent registered public accounting firm. All engagements of our independent registered public accounting firm for the years ended December 31, 2020 and 2019 were approved by the Audit Committee.

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

16.1	Letter from Squar Milner LLP, dated November 4, 2020 (incorporated herein by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on November 4, 2020)

24.1	Power of Attorney (included on signature page)

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934

32.1#

Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b) or 15d-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith
†	Confidential treatment has been granted with respect to certain portions (indicated by asterisks) of this exhibit. Omitted portions have been filed separately with the SEC.
+	Indicates a management contract or compensatory plan or arrangement

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

ODONATE THERAPEUTICS, INC.

Date: February 23, 2021	By:	/s/ Kevin Tang
Kevin Tang
Chairman and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Kevin Tang and Michael Hearne, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), with respect to this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the U.S. Securities and Exchange Commission (the “SEC”), and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable Odonate Therapeutics, Inc. to comply with the provisions of the Securities Exchange Act of 1934 (the “Exchange Act”) and all the requirements of the SEC, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities set forth opposite their names and on the dates indicated below.

Signature	Title	Date

/s/ Kevin Tang Kevin Tang	Chairman and Chief Executive Officer (principal executive officer)	February 23, 2021

/s/ Michael Hearne Michael Hearne	Chief Financial Officer (principal financial and accounting officer)	February 23, 2021

/s/ Aaron Davis Aaron Davis	Director	February 23, 2021

/s/ Craig Johnson Craig Johnson	Director	February 23, 2021

/s/ Laura Johnson Laura Johnson	Director	February 23, 2021

/s/ Robert Rosen Robert Rosen	Director	February 23, 2021

ODONATE THERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Odonate Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Odonate Therapeutics, Inc. (the Company) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2017.

San Diego, California

February 23, 2021

ODONATE THERAPEUTICS, INC.

Balance Sheets

(in thousands, except par value and share amounts)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash	$157,265	$180,460
Prepaid expenses and other current assets	2,607	3,468
Total current assets	159,872	183,928
Property and equipment, net	2,286	1,663
Right-of-use lease assets	4,017	1,581
Restricted cash	714	714
Other	997	941
Total assets	$167,886	$188,827
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$14,168	$15,583
Accrued expenses	12,247	8,881
Lease liabilities, current portion	658	315
Total current liabilities	27,073	24,779
Lease liabilities, less current portion	4,668	1,748
Total liabilities	31,741	26,527
Commitments and contingencies (Note 4)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 38,562,281 and 32,050,906 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	367	300
Additional paid-in capital	502,205	402,077
Accumulated deficit	(366,427)	(240,077)
Total stockholders' equity	136,145	162,300
Total liabilities and stockholders' equity	$167,886	$188,827

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Statements of Operations

(in thousands, except share and per share amounts)

	Year Ended
	December 31,
	2020	2019
Operating expenses:
Research and development	$117,041	$104,034
General and administrative	10,392	10,896
Total operating expenses	127,433	114,930
Loss from operations	(127,433)	(114,930)
Other income, net	1,083	3,105
Net loss	$(126,350)	$(111,825)
Net loss per share:
Basic and diluted	$(3.84)	$(4.05)
Weighted-average shares outstanding:
Basic and diluted	32,862,552	27,625,468

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Statements of Stockholders’ Equity

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	26,747,438	$244	$252,012	$(128,252)	$124,004
Issuance of common stock, net of issuance costs	5,462,500	55	135,041	-	135,096
Issuance of common stock under employee stock plans	150,694	1	3,580	-	3,581
Forfeiture of common stock underlying incentive units	(309,726)	-	-	-	-
Equity-based compensation expense	-	-	11,444	-	11,444
Net loss	-	-	-	(111,825)	(111,825)
Balance at December 31, 2019	32,050,906	300	402,077	(240,077)	162,300
Issuance of common stock, net of issuance costs	6,456,141	65	87,318	-	87,383
Issuance of common stock under employee stock plans	172,705	2	2,982	-	2,984
Forfeiture of common stock underlying incentive units	(117,471)	-	-	-	-
Equity-based compensation expense	-	-	9,828	-	9,828
Net loss	-	-	-	(126,350)	(126,350)
Balance at December 31, 2020	38,562,281	$367	$502,205	$(366,427)	$136,145

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(126,350)	$(111,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	9,828	11,444
Depreciation and amortization	445	426
Non-cash lease expense	425	634
Loss on disposal of property and equipment	83	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	763	(2,936)
Accounts payable	(1,415)	4,782
Accrued expenses	3,366	1,516
Lease liabilities	(275)	(679)
Net cash used in operating activities	(113,130)	(96,638)
Cash flows from investing activities:
Purchases of property and equipment	(432)	(166)
Net cash used in investing activities	(432)	(166)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of issuance costs	87,383	135,096
Proceeds from issuance of common stock under employee stock plans	2,984	3,581
Net cash provided by financing activities	90,367	138,677
Net (decrease) increase in cash and restricted cash	(23,195)	41,873
Cash and restricted cash, beginning of period	181,174	139,301
Cash and restricted cash, end of period	$157,979	$181,174
Supplemental disclosure of cash flow information:
Initial recognition of right-of-use lease assets	$2,861	$2,215
Tenant improvement allowance	$719	$-
Property and equipment purchases included in accounts payable	$1	$24

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

1. Business

Odonate Therapeutics, Inc. (“Odonate” or the “Company”) is a pharmaceutical company dedicated to the development of best-in-class therapeutics that improve and extend the lives of patients with cancer. The Company’s initial focus is on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. Tesetaxel has several properties that make it unique among taxanes, including:

•	oral administration with a low pill burden;
•	a long (~8-day) terminal plasma half-life in humans, enabling the maintenance of adequate drug levels with relatively infrequent dosing;
•	no history of hypersensitivity (allergic) reactions; and
•	significant activity against chemotherapy-resistant tumors.

In patients with metastatic breast cancer (“MBC”), tesetaxel was shown to have significant, single-agent antitumor activity in two multicenter, Phase 2 studies. Tesetaxel currently is the subject of three studies in breast cancer, including a multinational, multicenter, randomized, Phase 3 study in patients with MBC, known as CONTESSA. Positive results of CONTESSA were presented at the 2020 San Antonio Breast Cancer Symposium. The Company’s goal for tesetaxel is to develop an effective chemotherapy choice for patients that provides quality-of-life advantages over current alternatives.

As of December 31, 2020, the Company had $157.3 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes that the Company’s existing cash will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Annual Report on Form 10-K is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s financial statements are prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”). The preparation of the Company’s financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in the Company’s financial statements and accompanying notes. The most significant estimates and assumptions in the Company’s financial statements relate to accrued expenses and equity-based compensation expense. These estimates and assumptions are based on current facts, historical experience and various other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from these estimates. To the extent there are material differences between the estimates and actual results, the Company’s future results of operations will be affected.

Segment Reporting

Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker in making decisions regarding resource allocation and assessing performance. The Company views its operations and manages its business in one operating segment.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

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

The carrying amounts of the Company’s cash, prepaid expenses and other current assets, accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of those instruments. As of December 31, 2020 and 2019, the Company had no financial assets or liabilities measured at fair value on a recurring basis.

Cash and Restricted Cash

The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company maintains its cash in checking and savings accounts. Income generated from cash held in savings accounts is recorded as interest income. As of December 31, 2020 and 2019, the Company held no cash equivalents. Cash is classified as restricted cash when it is reserved for a specific purpose and, therefore, is not available for immediate or general business use.

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

Impairment of Long-lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Impairment is assessed by comparing an estimate of undiscounted future cash flows produced by the long-lived asset, including its eventual residual value, to the carrying value of the asset. When such cash flows are less than the carrying value, the asset is written down to its estimated fair value. No impairments were recorded for the years ended December 31, 2020 and 2019.

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

Research and Development Expense

Research and development expense consists of expense associated with the development of tesetaxel and includes non-personnel-related and personnel-related expense. Non-personnel-related expense includes expense related to: (i) clinical study site payments; (ii) acquiring clinical study materials and the clinical study supply chain; (iii) manufacturing development and scale-up, including manufacturing registration and validation batches of tesetaxel; (iv) clinical and quality systems; and (v) regulatory submissions. Personnel-related expense includes expense related to salaries, benefits and equity-based compensation for personnel engaged in research and development functions.

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

Equity-based Compensation Expense

The Company issues stock options and had historically issued incentive units, considered “profits interests” within the meaning of U.S. federal and state tax rules, to directors, officers, employees and consultants. Equity-based compensation expense represents the estimated fair value of equity awards, which are comprised of stock options and incentive units, expected to vest. The Company estimates the fair value of each equity award on the date of grant using the Black-Scholes option-pricing model and recognizes equity-based compensation expense over the requisite service period of the equity awards (usually the vesting period) on a straight-line basis. For stock options with a performance condition, the Company recognizes expense in accordance with Financial Accounting Standards Board Accounting Standards Codification 718-10-25-20.

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

Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. The basic net loss per share calculation excludes 1,245,685 and 1,454,577 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of December 31, 2020 and 2019, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to transfer to the Company and cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised.

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

3. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Leasehold improvements	$1,955	$1,113
Office equipment	791	698
Furniture and fixtures	514	420
Software	130	130
Total gross property and equipment	3,390	2,361
Less accumulated depreciation and amortization	(1,104)	(698)
Property and equipment, net	$2,286	$1,663

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

Depreciation and amortization expense was $0.4 million for both the years ended December 31, 2020 and 2019.

Accrued expenses consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued clinical development costs	$9,537	$6,667
Accrued compensation and related expenses	2,658	2,122
Other accrued expenses	52	92
Total accrued expenses	$12,247	$8,881

4. Commitments and Contingencies

Lease Commitments

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of December 31, 2020, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New York lease is classified as an operating lease.

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

In October 2019, the Company entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.1 million over the 7.5-year term of the lease. The New San Diego Lease commenced in July 2020. The Company has an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. Further, the Company provided a standby letter of credit of $0.5 million in lieu of a security deposit during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement. As of December 31, 2020, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New San Diego Lease is classified as an operating lease.

The Company recorded lease liabilities and right-of-use lease assets for the operating leases based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The options to extend the operating leases were not recognized as part of the Company’s lease liabilities and right-of-use lease assets. As of December 31, 2020, the weighted-average remaining lease term and the weighted-average discount rate for the operating leases was 6.3 years and 4.0%, respectively. Rent expense under leases was $0.8 million for both the years ended December 31, 2020 and 2019. Cash paid for amounts included in the measurement of lease liabilities was $0.6 million for both the years ended December 31, 2020 and 2019.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

Future minimum lease payments under operating leases as of December 31, 2020 are as follows (in thousands):

2021	$859
2022	935
2023	980
2024	1,010
2025	953
Thereafter	1,299
Total future minimum lease payments	6,036
Less discount	(710)
Total lease liabilities	$5,326

Other Commitments

The Company enters into contracts in the normal course of business with contract development and manufacturing organizations and other service providers and vendors. These contracts generally provide for termination on notice and, therefore, are cancellable contracts and not considered contractual obligations and commitments.

Contingencies

From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. Other than as described below, the Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation.

On September 16, 2020, a putative class action lawsuit was filed against the Company, the Company’s Chief Executive Officer and the Company’s current and former Chief Financial Officers. The complaint was filed in the United States District Court for the Southern District of California and alleges that the Company made material misrepresentations and omissions regarding the safety and tolerability of tesetaxel in the Company’s public statements in violation of federal securities laws. The lawsuit seeks damages allegedly sustained by the class and an award of plaintiffs’ costs and attorney fees. The Company believes that the complaint is without merit and that it has substantive defenses to the claims of liability and damages. The Company plans to respond accordingly. Due to the early stage of this matter, the Company is unable to estimate the possible loss or range of loss, if any, that may result from this matter.

5. Stockholders’ Equity

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

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

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

6. Equity Incentive Plans

2017 Stock Option Plan

In November 2017, the Company adopted the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”) in order to grant stock options to directors, officers, employees and consultants of the Company. Recipients of stock options are eligible to purchase shares of the Company’s common stock at an exercise price equal to the fair market value of such stock on the date of grant. The maximum term of options granted under the 2017 Plan is 10 years. Stock options granted prior to July 2019 generally vest over a 4-year period from either the date of grant or the commencement of service and are subject to continued service requirements. Beginning in July 2019, stock options granted generally include a performance condition related to the Company’s development program.

A total of 6,300,000 shares of common stock have been reserved for issuance under the 2017 Plan. As of December 31, 2020, 59,638 shares of common stock remained available for future grants under the 2017 Plan.

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

A total of 500,000 shares of common stock have been reserved for issuance under the ESPP. As of December 31, 2020, 411,498 shares of common stock remained available for future grants under the ESPP.

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

The Company issued an aggregate of 2,931,402 incentive units under the Management Plan. Following the Company’s initial public offering in December 2017, the Company has not granted, and will no longer grant, any incentive units. As of December 31, 2020, 1,245,685 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan.

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the year ended December 31, 2020 is summarized as follows:

	Equity Awards	Weighted-average Exercise Price per Share	Weighted-average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2019	5,972,765	$18.46
Granted	2,222,814	$18.21
Exercised	(268,752)	$14.48
Cancelled/forfeited	(697,301)	$22.32
Outstanding at December 31, 2020	7,229,526	$18.16	8.7	$31.0
Exercisable at December 31, 2020	2,494,031	$11.69	7.5	$21.4
(1)	Represents the weighted-average remaining contractual term of stock options. The incentive units do not expire.
(2)

Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $19.20 as of December 31, 2020, and the exercise price.

The total intrinsic value of equity awards exercised during the years ended December 31, 2020 and 2019 was $4.7 million and $7.9 million, respectively. The total fair value of equity awards vested during the years ended December 31, 2020 and 2019 was $11.8 million and $14.8 million, respectively.

Equity-based Compensation Expense

For the years ended December 31, 2020 and 2019, the weighted average grant-date fair value per share was $14.66 and $22.83, respectively. The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Year Ended
	December 31,
	2020	2019
Expected volatility	80–82%	73–80%
Expected term	10 years	6–10 years
Risk-free interest rate	0.6–1.9%	1.7–2.5%
Expected dividend yield	0%	0%

Expected Volatility. Due to the lack of Company-specific historical or implied volatility data, the Company has based its estimate of expected volatility on the historical volatility of a group of similar public companies in the life sciences industry. The Company selected the peer group based on comparable characteristics, including development stage, product pipeline and enterprise value. The Company computed historical volatility data using the daily closing prices for the selected companies’ shares during the equivalent period of the calculated expected term of the equity awards. The Company will continue to apply this process until a sufficient amount of historical information regarding the volatility of its own share price becomes available.

Expected Term. The expected term represents the period that the equity awards are expected to be outstanding. For stock options with service conditions, it is based on the “simplified method” for developing the estimate of the expected term. Under this approach, the expected term is presumed to be the midpoint between the average vesting date and the end of the contractual term. For stock options with a performance condition, it is based on the contractual term.

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

The classification of equity-based compensation expense is summarized as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Equity-based compensation expense:
Research and development	$8,705	$9,940
General and administrative	1,123	1,504
Total equity-based compensation expense	$9,828	$11,444

As of December 31, 2020, total unrecognized compensation cost related to unvested equity awards was $73.4 million, which is estimated to be recognized over a weighted average period of 2.7 years. As of December 31, 2020, there was no unrecognized compensation cost related to shares of common stock issued under the ESPP.

7. Income Taxes

For the years ended December 31, 2020 and 2019, the Company did not recognize a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets.

The difference between income taxes computed using the U.S. federal income effective tax rate and the provision for income taxes is as follows (in thousands):

	Year Ended
	December 31,
	2020	2019
Federal statutory rate	$(26,533)	$(23,483)
State taxes, net of federal benefit	(8,824)	(7,809)
Research and development credits	(3,302)	(3,333)
Change in valuation allowance	37,170	33,232
Equity-based compensation expense	1,461	1,688
Other permanent differences	28	(295)
Income tax provision	$-	$-

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

Deferred tax assets are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$82,598	$50,760
Capitalized research and development	11,838	7,748
Equity-based compensation expense	3,201	2,276
Other accrued expenses	586	224
Depreciation and amortization	511	556
Total gross deferred tax assets	98,734	61,564
Less valuation allowance	(98,734)	(61,564)
Total deferred tax assets	$-	$-

As of December 31, 2020 and 2019, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets.

As of December 31, 2020 and 2019, the Company had federal net operating loss carryforwards of $293.1 million and $180.1 million, respectively, and state net operating loss carryforwards of $301.4 million and $185.4 million, respectively. Federal and state net operating loss carryforwards recorded before January 1, 2018 will begin to expire in 2037, unless utilized. Federal net operating loss carryforwards recorded after January 1, 2018 will carry forward indefinitely, unless utilized, and state net operating loss carryforwards recorded after January 1, 2018 will begin to expire in 2037, unless utilized.

As of December 31, 2020 and 2019, the Company had federal research and development credit carryforwards of $10.4 million and $6.9 million, respectively, and state research development credit carryforwards of $1.8 million and $1.1 million, respectively. The federal research and development credit carryforwards will begin to expire in 2037, unless utilized, and the state research and development credit carryforwards will carry forward indefinitely, unless utilized.

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

As of December 31, 2020 and 2019, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

The Company had no accrual for interest or penalties on the balance sheets as of December 31, 2020 and 2019 and has not recognized interest or penalties in the statements of operations for the years ended December 31, 2020 and 2019.

The Company is subject to taxation in the U.S. and various state jurisdictions. The Company’s tax returns for the tax years 2017 through 2019 are open and are subject to examination by federal and state taxing authorities. The Company is not currently undergoing a tax audit in any federal or state jurisdiction.

8. License Agreement

In 2013, the Company licensed rights to tesetaxel in all major markets from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), the original inventor of the product. Under the Daiichi Sankyo license agreement, the Company is obligated to use commercially reasonable efforts to develop and

ODONATE THERAPEUTICS, INC.

Notes to Financial Statements

commercialize tesetaxel in the following countries: France, Germany, Italy, Spain, the United Kingdom and the U.S. The Company is required to make aggregate future milestone payments of up to $31.0 million, contingent on attainment of certain regulatory milestones. Additionally, the Company is obligated to pay Daiichi Sankyo a tiered royalty that ranges from the low to high single digits, depending on annual net sales of tesetaxel. To date, no payments have been made to Daiichi Sankyo under the license agreement. The license agreement and accompanying royalty obligation terminate on a country-by-country basis on the last-to-expire patent in each such country, which the Company expects will be between 2026 and 2031 in the U.S., 2025 and 2030 in European countries and 2025 and 2030 in Japan, depending on the availability and application of patent term extensions.

9. 401(k) Plan

In 2016, the Company adopted a defined contribution 401(k) plan available to eligible employees. Employee contributions are voluntary, determined on an individual basis and limited to the maximum amount allowable under U.S. federal tax regulations. The Company makes a mandatory annual contribution of 3% of the eligible employees’ compensation to the 401(k) plan. In addition, the Company makes matching contributions of up to 6% of the eligible employees’ compensation to the 401(k) plan. For the years ended December 31, 2020 and 2019, the Company incurred costs of $1.2 million and $1.4 million, respectively, related to the 401(k) plan.