Form 10-Q
period 2021-03-31
Odonate Therapeutics, Inc.
filed 2021-05-14
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 7, 2021, there were 38,507,109 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ODONATE THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$133,160	$157,265
Prepaid expenses and other current assets	2,943	2,607
Total current assets	136,103	159,872
Property and equipment, net	2,132	2,286
Right-of-use lease assets	3,876	4,017
Restricted cash	714	714
Other	54	997
Total assets	$142,879	$167,886
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,252	$14,168
Accrued expenses	17,128	12,247
Lease liabilities, current portion	715	658
Total current liabilities	33,095	27,073
Lease liabilities, less current portion	4,483	4,668
Total liabilities	37,578	31,741
Commitments and contingencies (Note 5)
Stockholders’ equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 38,507,109 and 38,562,281 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	368	367
Additional paid-in capital	505,128	502,205
Accumulated deficit	(400,195)	(366,427)
Total stockholders’ equity	105,301	136,145
Total liabilities and stockholders’ equity	$142,879	$167,886

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Operating expenses:
Research and development	$30,928	$27,947
General and administrative	2,890	2,874
Total operating expenses	33,818	30,821
Loss from operations	(33,818)	(30,821)
Other income, net	50	658
Net loss	$(33,768)	$(30,163)
Net loss per share:
Basic and diluted	$(0.90)	$(0.99)
Weighted-average shares outstanding:
Basic and diluted	37,400,369	30,610,696

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	38,562,281	$367	$502,205	$(366,427)	$136,145
Issuance of common stock under employee stock plans	53,979	1	824	-	825
Forfeiture of common stock underlying incentive units	(109,151)	-	-	-	-
Equity-based compensation expense	-	-	2,099	-	2,099
Net loss	-	-	-	(33,768)	(33,768)
Balance at March 31, 2021	38,507,109	$368	$505,128	$(400,195)	$105,301

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	32,050,906	$300	$402,077	$(240,077)	$162,300
Issuance of common stock under employee stock plans	27,532	1	520	-	521
Forfeiture of common stock underlying incentive units	(2,343)	-	-	-	-
Equity-based compensation expense	-	-	2,586	-	2,586
Net loss	-	-	-	(30,163)	(30,163)
Balance at March 31, 2020	32,076,095	$301	$405,183	$(270,240)	$135,244

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(33,768)	$(30,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	2,099	2,586
Depreciation and amortization	126	62
Non-cash lease expense	141	-
Loss on disposal of property and equipment	53	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	607	(624)
Accounts payable	1,080	(696)
Accrued expenses	4,881	990
Lease liabilities	(128)	-
Net cash used in operating activities	(24,909)	(27,845)
Cash flows from investing activities:
Purchases of property and equipment	(21)	(19)
Net cash used in investing activities	(21)	(19)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	825	521
Net cash provided by financing activities	825	521
Net decrease in cash and restricted cash	(24,105)	(27,343)
Cash and restricted cash, beginning of period	157,979	181,174
Cash and restricted cash, end of period	$133,874	$153,831
Supplemental disclosure of cash flow information:
Property and equipment purchases included in accounts payable	$4	$7

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Business

Odonate Therapeutics, Inc. (“Odonate” or the “Company”) is a pharmaceutical company formerly focused on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. The Company recently announced the discontinuation of development of tesetaxel and its intent to wind down tesetaxel-related operations. The Company is working with clinical sites to transition patients in ongoing tesetaxel studies to appropriate alternative therapies or facilitate continuation of treatment with tesetaxel under compassionate use programs where appropriate.

As of March 31, 2021, the Company had $133.2 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes that the Company’s existing cash will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Use of Estimates

The Company’s condensed financial statements contained in this Quarterly Report on Form 10-Q have been prepared in accordance with generally accepted accounting principles in the U.S. (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of SEC Regulation S-X. Accordingly, certain information and disclosures required by GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim financial results are not necessarily indicative of results anticipated for the full year. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Summary of Significant Accounting Policies

During the three months ended March 31, 2021, other than the policy described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Restructuring Expense

The Company recognizes and measures a liability for one-time employee termination benefits for which no future service is required once the plan of termination meets all of the following criteria for an established communication date: (i) management commits to a plan of termination; (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date; (iii) the plan establishes the terms of the benefit arrangement; and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. For one-time termination benefits for which future service is required, a liability is measured at the communication date based on its fair value as of the termination date and recognized ratably over the future service period. The Company recognizes and measures a liability for other related costs in the period in which the liability is incurred.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and has concluded that there are no recently issued accounting pronouncements that may have a material impact on its results of operations, financial condition or cash flows based on current information.

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. The basic net loss per share calculation excludes 584,515 and 1,451,202 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of March 31, 2021 and 2020, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to transfer to the Company and cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised.

Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents, which consist of shares of common stock underlying incentive units and vested stock options, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

4. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Leasehold improvements	$1,955	$1,955
Office equipment	731	791
Furniture and fixtures	514	514
Software	130	130
Total gross property and equipment	3,330	3,390
Less accumulated depreciation and amortization	(1,198)	(1,104)
Property and equipment, net	$2,132	$2,286

Depreciation and amortization expense was $0.1 million for both the three months ended March 31, 2021 and 2020.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued clinical development costs	$8,701	$9,537
Accrued restructuring expense	5,357	-
Accrued compensation and related expenses	2,648	2,658
Other accrued expenses	422	52
Total accrued expenses	$17,128	$12,247

5. Commitments and Contingencies

Lease Commitments

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The New York Lease commenced in October 2018. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. The Company can assign or sublease the premises with prior written consent from the landlord. If the Company proposes to assign or sublease all or substantially all of the premises for all or substantially all of the remaining term, the landlord has an option to terminate the lease. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction 3.5 years after the lease commencement. As of March 31, 2021, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New York lease is classified as an operating lease.

In March 2018, the Company entered into an agreement, which was amended in August 2019, to lease office space in San Diego, California (the “Old San Diego Lease”) with aggregate payments of approximately $1.0 million over the 2.3-year term of the lease. The Old San Diego Lease commenced in March 2018. The Old San Diego Lease is classified as an operating lease.

In October 2019, the Company entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.1 million over the 7.5-year term of the lease. The New San Diego Lease commenced in July 2020. The Company has an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. The Company can assign or sublease the premises with prior written consent from the landlord. If the Company proposes to assign or sublease greater than 70% of the premises, the landlord has an option to terminate the lease. Further, the Company provided a standby letter of credit of $0.5 million in lieu of a security deposit during the term of the lease, subject to certain reductions beginning 4 years after the lease commencement. As of March 31, 2021, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New San Diego Lease is classified as an operating lease.

The Company recorded lease liabilities and right-of-use lease assets for the operating leases based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The options to extend the operating leases were not recognized as part of the Company’s lease liabilities and right-of-use lease assets. As of March 31, 2021, the weighted-average remaining lease term and the weighted-average discount rate for the operating leases was 6.1 years and 4.0%, respectively. Rent expense under leases was $0.2 million for both the three months ended March 31, 2021 and 2020. Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Future minimum lease payments under operating leases as of March 31, 2021 are as follows (in thousands):

2021	$679
2022	935
2023	980
2024	1,010
2025	953
Thereafter	1,299
Total future minimum lease payments	5,856
Less discount	(658)
Total lease liabilities	$5,198

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

On September 16, 2020, a putative class action lawsuit was filed on behalf of stockholders of the Company against the Company, the Company’s Chief Executive Officer and the Company’s current and former Chief Financial Officers. The complaint was last amended on April 13, 2021. The complaint was filed in the United States District Court for the Southern District of California and alleges that the Company made material misrepresentations and omissions regarding the safety and tolerability of tesetaxel in the Company’s public statements in violation of federal securities laws. The lawsuit seeks damages allegedly sustained by the class and an award of plaintiffs’ costs and attorney fees. The Company believes that the complaint is without merit and that it has substantive defenses to the claims of liability and damages. The Company filed a motion to dismiss the complaint on May 13, 2021. Due to the early stage of this matter, the Company is unable to estimate the possible loss or range of loss, if any, that may result from this matter.

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

On February 23, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100 million, from time to time, in “at the market” offerings. As of March 31, 2021, the Company has not sold any shares of common stock under the Sale Agreement.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

7. Equity Incentive Plans

2017 Stock Option Plan

A total of 6,300,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). As of March 31, 2021, 1,072,055 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

In March 2021, with the announcement of the discontinuation of development of tesetaxel, the Compensation Committee of the Board of Directors of the Company approved suspending the Odonate Therapeutics, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 500,000 shares of common stock have been reserved for issuance under the ESPP. As of March 31, 2021, 403,856 shares of common stock remained available for future grants under the ESPP.

Management Plan

The Company no longer grants incentive units under the Management Plan. As of March 31, 2021, 584,515 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan.

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the three months ended March 31, 2021 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2020	7,229,526	$18.16
Granted	44,429	$20.45
Exercised	(706,757)	$1.47
Cancelled/forfeited	(1,057,596)	$23.47
Outstanding at March 31, 2021	5,509,602	$19.30	7.2	$0.2
Exercisable at March 31, 2021	1,962,400	$15.77	5.6	$0.2

(1)     Represents the weighted-average remaining contractual term of stock options. The incentive units do not expire.

(2)     Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $3.42 as of March 31, 2021, and the exercise price.

The total intrinsic value of equity awards exercised during the three months ended March 31, 2021 and 2020 was $2.5 million and $0.3 million, respectively. The total fair value of equity awards vested during the three months ended March 31, 2021 and 2020 was $2.2 million and $2.7 million, respectively.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Equity-based Compensation Expense

For the three months ended March 31, 2021 and 2020, the weighted-average grant-date fair value per share was $11.26 and $25.22, respectively. The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended
	March 31,
	2021	2020
Expected volatility	79%	81%
Expected term	10 years	10 years
Risk-free interest rate	0.9%	1.9%
Expected dividend yield	0%	0%

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

The classification of equity-based compensation expense is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Equity-based compensation expense:
Research and development	$1,829	$2,302
General and administrative	270	284
Total equity-based compensation expense	$2,099	$2,586

As of March 31, 2021, total unrecognized compensation cost related to unvested equity awards was $54.7 million, which is estimated to be recognized over a weighted-average period of 2.5 years. As of March 31, 2021, there was no unrecognized compensation cost related to shares of common stock issued under the ESPP.

8. Income Taxes

For the three months ended March 31, 2021 and 2020, the Company did not recognize a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets. As of March 31, 2021 and December 31, 2020, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. As of March 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

9. License Agreement

In 2013, the Company licensed rights to tesetaxel in all major markets from Daiichi Sankyo Company, Limited (“Daiichi Sankyo”), the original inventor of the product. Under the Daiichi Sankyo license agreement, the Company is obligated to use commercially reasonable efforts to develop and commercialize tesetaxel in the following countries: France, Germany, Italy, Spain, the United Kingdom and the U.S. The Company is required to make aggregate future milestone payments of up to $31.0 million, contingent on attainment of certain regulatory milestones. Additionally, the Company is obligated to pay Daiichi Sankyo a tiered royalty that ranges from the low to high single digits, depending on annual net sales of tesetaxel. To date, no payments have been made to Daiichi Sankyo under the license agreement. The license agreement and accompanying royalty obligation terminate on a country-

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

by-country basis on the last-to-expire patent in each such country, which the Company expects will be between 2026 and 2031 in the U.S., 2025 and 2030 in European countries and 2025 and 2030 in Japan, depending on the availability and application of patent term extensions.

10. Restructuring

In March 2021, the Company announced the discontinuation of development of tesetaxel and its intent to wind down tesetaxel-related operations. Additionally, the Company committed to a plan of termination involving the termination of certain employees previously supporting the development of tesetaxel (the “Restructuring”). The Company estimates it will incur aggregate expense related to the Restructuring of $12.0 million, with substantially all of such expense being incurred by June 30, 2021. For the three months ended March 31, 2021, the Company recorded restructuring expense of $5.5 million, consisting of one-time employee termination benefits to the affected employees, including severance and healthcare benefits.

The classification of restructuring expense is summarized as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Restructuring expense:
Research and development	$5,465	$-
General and administrative	17	-
Total restructuring expense	$5,482	$-

The activity related to accrued restructuring expense, which is recorded as accrued expenses, during the three months ended March 31, 2021 is summarized as follows (in thousands):

Restructuring
Expense
Accrued restructuring expense at December 31, 2020	$-
Additions	5,482
Cash payments	(125)
Accrued restructuring expense at March 31, 2021	$5,357

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed financial statements and accompanying notes included in this Quarterly Report on Form 10-Q and our audited financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2020.

Forward-looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the federal securities laws, and such statements may involve substantial risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, but not limited to, statements concerning: expectations regarding our future expenses, potential liabilities relating to litigation and financing needs; and other information referred to under this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “target,” “forecast” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events. Forward-looking statements are also based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

There are a number of risks, uncertainties and other important factors that could cause our actual results to differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q. Such risks, uncertainties and other factors are described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and under “Risk Factors” in Item 1A of this Quarterly Report on Form 10-Q. We caution you that these risks, uncertainties and other factors may not contain all of the risks, uncertainties and other factors that are important to you. In addition, we cannot assure you that we will realize the results, benefits or developments that we expect or anticipate or, even if substantially realized, that they will result in the consequences or affect us or our business in the way expected. All forward-looking statements in this Quarterly Report on Form 10-Q apply only as of the date made and are expressly qualified in their entirety by the cautionary statements included in this Quarterly Report on Form 10-Q. We undertake no obligation to publicly update or revise any forward-looking statements to reflect subsequent events or circumstances.

Company Overview

We are a pharmaceutical company formerly focused on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. We recently announced the discontinuation of development of tesetaxel and our intent to wind down tesetaxel-related operations. We are working with clinical sites to transition patients in ongoing tesetaxel studies to appropriate alternative therapies or facilitate continuation of treatment with tesetaxel under compassionate use programs where appropriate.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Research and development expense	$30,928	$27,947
General and administrative expense	$2,890	$2,874
Other income, net	$50	$658

Research and Development Expense

All of our research and development expense incurred until recently had been incurred in connection with the development of tesetaxel and recently includes the wind-down of tesetaxel-related operations. Research and development expense includes non-personnel-related and personnel-related expense. Non-personnel-related expense primarily consists of expense incurred prior to the discontinuation of development of tesetaxel and includes expense related to: (i) manufacturing development and scale-up, including manufacturing registration and validation batches of tesetaxel; (ii) clinical study site payments; (iii) acquiring clinical study materials and the clinical study supply chain; (iv) pharmacokinetic studies; and (v) clinical and quality systems. Personnel-related expense includes expense related to salaries, benefits, restructuring expense and equity-based compensation for personnel engaged in research and development functions. We expect our research and development expense to decrease significantly due to the discontinuation of development of tesetaxel and wind-down of tesetaxel-related operations.

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Non-personnel expense:
Clinical development	$15,654	$16,535
Other	412	485
Total non-personnel expense	16,066	17,020
Personnel expense:
Salaries, bonuses and benefits	7,568	8,625
Restructuring expense	5,465	-
Equity-based compensation expense	1,829	2,302
Total personnel expense	14,862	10,927
Total research and development expense	$30,928	$27,947

Research and development expense was $30.9 million and $27.9 million for the three months ended March 31, 2021 and 2020, respectively. The increase in research and development expense was due primarily to $5.5 million recorded for restructuring expense related to one-time employee termination benefits in connection with the discontinuation of development of tesetaxel, offset by a decrease in activities and headcount in connection with our tesetaxel clinical development program.

General and Administrative Expense

General and administrative expense includes non-personnel and personnel-related expense. Non‑personnel-related expense includes expense related to: (i) professional fees for legal, patent, consulting, accounting and audit services; (ii) facilities and information technology; and (iii) insurance. Personnel‑related expense includes expense related to salaries, benefits, restructuring expense and equity-based compensation for personnel engaged in finance and administrative functions. We expect our general and administrative expense to decrease significantly due to the discontinuation of development of tesetaxel and wind‑down of tesetaxel-related operations.

The following table summarizes our general and administrative expense for each of the periods below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Non-personnel expense	$1,715	$1,442
Personnel expense:
Salaries, bonuses and benefits	888	1,148
Equity-based compensation expense	270	284
Restructuring expense	17	-
Total personnel expense	1,175	1,432
Total general and administrative expense	$2,890	$2,874

General and administrative expense of $2.9 million for the three months ended March 31, 2021 remained consistent compared to $2.9 million for the same period in 2020.

Other Income, Net

Other income, net consists primarily of interest income generated from cash held in savings accounts. Other income, net also includes losses on disposal of property and equipment and gains and losses on foreign currency transactions.

Other income, net was $0.1 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively. The decrease in other income, net was due primarily to decreased interest income.

Liquidity and Capital Resources

As of March 31, 2021 and December 31, 2020, we had cash in the amount of $133.2 million and $157.3 million, respectively. We believe that our existing cash will be sufficient to meet our anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

Net cash used in operating activities was $24.9 million and $27.8 million for the three months ended March 31, 2021 and 2020, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital, partially offset by equity-based compensation expense, depreciation and amortization expense and non-cash lease expense.

We entered into an Open Market Sale Agreement during the three months ended March 31, 2021; see Note 6 to our condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

We expect to finance our future cash needs with cash on hand. If necessary or appropriate, we may raise additional capital through equity offerings, debt financings, collaborations, strategic partnerships or licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic partnerships or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property on terms that may not be favorable to us.

Contractual Obligations and Commitments

See Note 5 to the condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q, under the subheading “Lease Commitments,” for information regarding our material lease agreements and Note 9 for information regarding our license agreement with Daiichi Sankyo Company, Limited for rights to tesetaxel.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 are most critical to understanding and evaluating our reported financial results. During the three months ended March 31, 2021, there were no changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of March 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

See Note 5 to the condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. There have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K, except for the additional risk factors set forth below.

Risks Related to Our Business

If we decide to dissolve and liquidate our company, the amount of cash that may be available for distribution to our stockholders is uncertain.

If our board of directors decides to pursue a dissolution and liquidation of our company, the amount of cash that may be available for distribution to our stockholders is uncertain. This amount will depend on the resolution of our financial commitments and contingent liabilities and the timing of the decision to liquidate. Our financial commitments and contingent liabilities include: (i) personnel costs, including severance; (ii) contractual obligations to vendors and clinical study sites; (iii) non-cancelable lease obligations; and (iv) existing and potential litigation against us.

Risks Related to Ownership of Shares of Our Common Stock

If we are not able to comply with the applicable continued listing requirements or standards of the Nasdaq Global Select Market, our common stock could be delisted.

Our common stock is currently listed on the Nasdaq Global Select Market. To maintain this listing, we must satisfy continued listing requirements and standards. There can be no assurances that we will be able to comply with the applicable listing requirements and standards.

If our common stock is delisted from the Nasdaq Global Select Market and is not eligible for quotation or listing on another market or exchange, trading of our shares of common stock could be conducted only in the over-the-counter market or on an electronic bulletin board established for unlisted securities. In such event, it would likely become more difficult to dispose of, or obtain accurate price quotations for, shares of our common stock.

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

Odonate Therapeutics, Inc.

Date: May 14, 2021	By:	/s/ Kevin Tang
Kevin Tang
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)