Form 10-Q
period 2021-06-30
Odonate Therapeutics, Inc.
filed 2021-07-27
CIK 1717452

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 22, 2021, there were 38,499,534 shares of common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ODONATE THERAPEUTICS, INC.

Condensed Balance Sheets

(in thousands, except par value and share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash	$110,127	$157,265
Prepaid expenses and other current assets	1,943	2,607
Total current assets	112,070	159,872
Property and equipment, net	2,001	2,286
Right-of-use lease assets	3,734	4,017
Restricted cash	714	714
Other	54	997
Total assets	$118,573	$167,886
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$13,121	$14,168
Accrued expenses	15,800	12,247
Lease liabilities, current portion	729	658
Total current liabilities	29,650	27,073
Lease liabilities, less current portion	4,298	4,668
Total liabilities	33,948	31,741
Commitments and contingencies (Note 5)
Stockholders' equity:
Common stock, $0.01 par value—100,000,000 shares authorized; 38,499,534 and 38,562,281 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	368	367
Additional paid-in capital	506,467	502,205
Accumulated deficit	(422,210)	(366,427)
Total stockholders' equity	84,625	136,145
Total liabilities and stockholders' equity	$118,573	$167,886

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Operations

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$18,625	$30,777	$49,553	$58,724
General and administrative	3,429	2,751	6,319	5,625
Total operating expenses	22,054	33,528	55,872	64,349
Loss from operations	(22,054)	(33,528)	(55,872)	(64,349)
Other income, net	39	104	89	762
Net loss	$(22,015)	$(33,424)	$(55,783)	$(63,587)
Net loss per share:
Basic and diluted	$(0.58)	$(1.09)	$(1.48)	$(2.07)
Weighted-average shares outstanding:
Basic and diluted	37,922,594	30,681,604	37,662,924	30,646,150

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	38,562,281	$367	$502,205	$(366,427)	$136,145
Issuance of common stock under employee stock plans	53,979	1	824	-	825
Forfeiture of common stock underlying incentive units	(109,151)	-	-	-	-
Equity-based compensation expense	-	-	2,099	-	2,099
Net loss	-	-	-	(33,768)	(33,768)
Balance at March 31, 2021	38,507,109	$368	$505,128	$(400,195)	$105,301
Forfeiture of common stock underlying incentive units	(7,575)	-	-	-	-
Equity-based compensation expense	-	-	1,339	-	1,339
Net loss	-	-	-	(22,015)	(22,015)
Balance at June 30, 2021	38,499,534	$368	$506,467	$(422,210)	$84,625

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	32,050,906	$300	$402,077	$(240,077)	$162,300
Issuance of common stock under employee stock plans	27,532	1	520	-	521
Forfeiture of common stock underlying incentive units	(2,343)	-	-	-	-
Equity-based compensation expense	-	-	2,586	-	2,586
Net loss	-	-	-	(30,163)	(30,163)
Balance at March 31, 2020	32,076,095	$301	$405,183	$(270,240)	$135,244
Issuance of common stock under employee stock plans	58,412	-	1,133	-	1,133
Forfeiture of common stock underlying incentive units	(23,857)	-	-	-	-
Equity-based compensation expense	-	-	2,595	-	2,595
Net loss	-	-	-	(33,424)	(33,424)
Balance at June 30, 2020	32,110,650	$301	$408,911	$(303,664)	$105,548

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Condensed Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(55,783)	$(63,587)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity-based compensation expense	3,438	5,181
Depreciation and amortization	248	147
Non-cash lease expense	283	-
Loss on disposal of property and equipment	63	83
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,607	1,024
Accounts payable	(1,047)	(606)
Accrued expenses	3,553	1,280
Lease liabilities	(299)	-
Net cash used in operating activities	(47,937)	(56,478)
Cash flows from investing activities:
Purchases of property and equipment	(26)	(219)
Net cash used in investing activities	(26)	(219)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee stock plans	825	1,654
Net cash provided by financing activities	825	1,654
Net decrease in cash and restricted cash	(47,138)	(55,043)
Cash and restricted cash, beginning of period	157,979	181,174
Cash and restricted cash, end of period	$110,841	$126,131
Supplemental disclosure of cash flow information:
Property and equipment purchases included in accounts payable	$-	$133

See accompanying notes.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

1. Business

Odonate Therapeutics, Inc. (“Odonate” or the “Company”) is a pharmaceutical company formerly focused on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. In March 2021, the Company announced the discontinuation of development of tesetaxel and its intent to wind down tesetaxel-related operations. As of June 30, 2021, the Company has transitioned all patients in tesetaxel studies to appropriate alternative therapies or facilitated continuation of treatment with tesetaxel under compassionate use programs where appropriate.

As of June 30, 2021, the Company had $110.1 million in cash. The Company has incurred operating losses and negative cash flows from operations since inception. Management believes that the Company’s existing cash will be sufficient to meet the Company’s anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

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

Summary of Significant Accounting Policies

During the six months ended June 30, 2021, other than the policy described below, there were no changes to the Company’s significant accounting policies as described in Note 2 to the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Restructuring Expense

For one-time employee termination benefits for which no future service is required, the Company recognizes and measures a liability once the plan of termination meets all of the following criteria for an established communication date: (i) management commits to a plan of termination; (ii) the plan identifies the number of employees to be terminated and their job classifications or functions, locations and the expected completion date; (iii) the plan establishes the terms of the benefit arrangement; and (iv) it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. For one-time employee termination benefits for which future service is required, a liability is recognized and measured at the communication date based on its fair value as of the termination date and recognized ratably over the future service period. The Company recognizes and measures a liability for other related costs in the period in which the liability is incurred.

Recent Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and has concluded that there are no recently issued accounting pronouncements that may have a material impact on its results of operations, financial condition or cash flows based on current information.

3. Net Loss per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average common shares outstanding during the period, without consideration of common stock equivalents. The basic net loss per share calculation excludes 576,940 and 1,400,231 outstanding shares of common stock held by Odonate Holdings, LLC (“Odonate Holdings”) as of June 30, 2021 and 2020, respectively, to be used to settle incentive units previously issued under the Odonate Management Holdings Equity Incentive Plan (the “Management Plan”). These shares of common stock are subject to transfer to the Company and cancellation until such incentive units are vested and exercised and, as such, are considered common stock equivalents. Therefore, the shares of common stock held by Odonate Holdings are excluded from the basic net loss per share calculation until the incentive units are exercised.

Diluted net loss per share is calculated by adjusting the weighted-average common shares outstanding for the dilutive effect of common stock equivalents outstanding for the period. Common stock equivalents, which consist of shares of common stock underlying incentive units and vested stock options, were excluded from the calculation of diluted net loss per share because they were anti-dilutive.

4. Balance Sheet Details

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Leasehold improvements	$1,955	$1,955
Office equipment	701	791
Furniture and fixtures	514	514
Software	130	130
Total gross property and equipment	3,300	3,390
Less accumulated depreciation and amortization	(1,299)	(1,104)
Property and equipment, net	$2,001	$2,286

Depreciation and amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2021, respectively, and for the same periods in 2020.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued restructuring expense (see Note 10)	$8,151	$-
Accrued clinical development costs	4,626	9,537
Accrued compensation and related expenses	2,706	2,658
Other accrued expenses	317	52
Total accrued expenses	$15,800	$12,247

5. Commitments and Contingencies

Lease Commitments

In February 2018, the Company entered into an agreement to lease office space in New York, New York (the “New York Lease”) with aggregate payments of approximately $2.8 million over the 7-year term of the lease. The New York Lease commenced in October 2018. The Company has an option to extend the New York Lease for an additional three years at the end of the initial term. The Company can assign or sublease the premises with prior written consent from the landlord. If the Company proposes to assign or sublease all or substantially all of the premises for all or substantially all of the remaining term, the landlord has an option to terminate the lease. Further, the Company provided a standby letter of credit of $0.3 million in lieu of a security deposit during the term of the lease, subject to a reduction in December 2021. As of June 30, 2021, $0.3 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New York lease is classified as an operating lease.

In March 2018, the Company entered into an agreement, which was amended in August 2019, to lease office space in San Diego, California (the “Old San Diego Lease”) with aggregate payments of approximately $1.0 million over the 2.3-year term of the lease. The Old San Diego Lease commenced in March 2018. The Old San Diego Lease is classified as an operating lease.

In October 2019, the Company entered into an agreement to lease office space in San Diego, California (the “New San Diego Lease”) with aggregate payments of approximately $4.1 million over the 7.5-year term of the lease. The New San Diego Lease commenced in July 2020. The Company has an option to extend the New San Diego Lease for an additional 5 years at the end of the initial term. The Company can assign or sublease the premises with prior written consent from the landlord. If the Company proposes to assign or sublease greater than 70% of the premises, the landlord has an option to terminate the lease. Further, the Company provided a standby letter of credit of $0.5 million in lieu of a security deposit during the term of the lease, subject to certain reductions beginning in July 2024. As of June 30, 2021, $0.5 million was pledged as collateral for the letter of credit and recorded as restricted cash. The New San Diego Lease is classified as an operating lease.

The Company recorded lease liabilities and right-of-use lease assets for the operating leases based on the present value of lease payments over the expected lease term, discounted using the Company’s incremental borrowing rate. The options to extend the operating leases were not recognized as part of the Company’s lease liabilities and right-of-use lease assets. As of June 30, 2021, the weighted-average remaining lease term and the weighted-average discount rate for the operating leases was 5.9 years and 4.0%, respectively. Rent expense under leases was $0.2 million and $0.3 million for the three and six months ended June 30, 2021, respectively, and $0.2 million and $0.4 million, respectively, for the same periods in 2020. Cash paid for amounts included in the measurement of lease liabilities was $0.2 million and $0.4 million for the three and six months ended June 30, 2021, respectively, and $0.1 million and $0.2 million, respectively, for the same periods in 2020.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Future minimum lease payments under operating leases as of June 30, 2021 are as follows (in thousands):

2021	$456
2022	935
2023	980
2024	1,010
2025	953
Thereafter	1,299
Total future minimum lease payments	5,633
Less discount	(606)
Total lease liabilities	$5,027

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

On September 16, 2020, a putative class action lawsuit was filed on behalf of stockholders of the Company against the Company, the Company’s Chief Executive Officer and the Company’s current and former Chief Financial Officers. The complaint was last amended on April 13, 2021. The complaint was filed in the United States District Court for the Southern District of California and alleges that the Company made material misrepresentations and omissions regarding the safety and tolerability of tesetaxel in the Company’s public statements in violation of federal securities laws. The lawsuit seeks damages allegedly sustained by the class and an award of plaintiffs’ costs and attorney fees. The Company believes that the complaint is without merit and that it has substantive defenses to the claims of liability and damages. The Company filed a motion to dismiss the complaint on May 13, 2021, and on June 26, 2021, plaintiffs filed their opposition to the motion to dismiss. Due to the early stage of this matter, the Company is unable to estimate the possible loss or range of loss, if any, that may result from this matter.

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

On February 23, 2021, the Company entered into an Open Market Sale Agreement (the “Sale Agreement”), pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100 million, from time to time, in “at the market” offerings. As of June 30, 2021, the Company has not sold any shares of common stock under the Sale Agreement.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

7. Equity Incentive Plans

2017 Stock Option Plan

A total of 6,300,000 shares of common stock have been reserved for issuance under the Odonate Therapeutics, Inc. 2017 Stock Option Plan (the “2017 Plan”). As of June 30, 2021, 3,371,290 shares of common stock remained available for future grants under the 2017 Plan.

2017 Employee Stock Purchase Plan

In March 2021, with the announcement of the discontinuation of development of tesetaxel, the Compensation Committee of the Board of Directors of the Company approved suspending the Odonate Therapeutics, Inc. 2018 Employee Stock Purchase Plan (the “ESPP”). A total of 500,000 shares of common stock have been reserved for issuance under the ESPP. As of June 30, 2021, 403,856 shares of common stock remained available for future grants under the ESPP.

Management Plan

The Company no longer grants incentive units under the Management Plan. As of June 30, 2021, 576,940 outstanding shares of common stock were held by Odonate Holdings to be used to settle incentive units previously issued under the Management Plan.

Equity Awards

The activity related to equity awards, which are comprised of stock options and incentive units, during the six months ended June 30, 2021 is summarized as follows:

	Equity Awards	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term(1) (years)	Aggregate Intrinsic Value(2) (millions)
Outstanding at December 31, 2020	7,229,526	$18.16
Granted	44,429	$20.45
Exercised	(706,757)	$1.47
Cancelled/forfeited	(3,364,406)	$22.16
Outstanding at June 30, 2021	3,202,792	$17.67	7.2	$0.2
Exercisable at June 30, 2021	1,574,970	$14.14	4.9	$0.2

(1)     Represents the weighted-average remaining contractual term of stock options. The incentive units do not expire.

(2)     Aggregate intrinsic value represents the product of the number of equity awards outstanding or equity awards exercisable multiplied by the difference between the Company’s closing stock price per share on the last trading day of the period, which was $3.49 as of June 30, 2021, and the exercise price.

The total intrinsic value of equity awards exercised during the six months ended June 30, 2021 and 2020 was $2.5 million and $1.6 million, respectively. The total fair value of equity awards vested during the six months ended June 30, 2021 and 2020 was $2.7 million and $6.9 million, respectively.

ODONATE THERAPEUTICS, INC.

Notes to Condensed Financial Statements

(Unaudited)

Equity-based Compensation Expense

For the six months ended June 30, 2021 and 2020, the weighted-average grant-date fair value per share was $11.26 and $25.71, respectively. The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Six Months Ended
	June 30,
	2021	2020
Expected volatility	79%	81–82%
Expected term	10 years	10 years
Risk-free interest rate	0.9%	0.6–1.9%
Expected dividend yield	0%	0%

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

The classification of equity-based compensation expense is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Equity-based compensation expense:
Research and development	$1,080	$2,311	$2,909	$4,613
General and administrative	259	284	529	568
Total equity-based compensation expense	$1,339	$2,595	$3,438	$5,181

As of June 30, 2021, total unrecognized compensation cost related to unvested equity awards was $25.2 million. Unrecognized compensation cost related to unvested equity awards that include a performance condition related to the Company's development program was $22.0 million. Unrecognized compensation cost related to unvested equity awards that do not include a performance condition related to the Company's development program was $3.2 million, which is estimated to be recognized over a weighted-average period of 0.7 years. As of June 30, 2021, there was no unrecognized compensation cost related to shares of common stock issued under the ESPP.

8. Income Taxes

For the three and six months ended June 30, 2021 and 2020, the Company did not recognize a provision for income taxes due to having recorded a full valuation allowance against its deferred tax assets. As of June 30, 2021 and December 31, 2020, the Company established a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. As of June 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits. The Company does not anticipate there will be a significant change in unrecognized tax benefits within the next 12 months.

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

Notes to Condensed Financial Statements

(Unaudited)

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

10. Restructuring

In March 2021, the Company announced the discontinuation of development of tesetaxel and its intent to wind down tesetaxel-related operations. Additionally, the Company committed to a plan of termination involving the termination of certain employees previously supporting the development of tesetaxel (the “Restructuring”). The Company estimates it will incur aggregate expense related to the Restructuring of $12.0 million. The Company recorded restructuring expense of $6.2 million and $11.7 million for the three and six months ended June 30, 2021, respectively, consisting of one-time employee termination benefits to the affected employees, including severance and healthcare benefits.

The classification of restructuring expense is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Restructuring expense:
Research and development	$5,708	$-	$11,173	$-
General and administrative	465	-	482	-
Total restructuring expense	$6,173	$-	$11,655	$-

The activity related to accrued restructuring expense during the six months ended June 30, 2021 is summarized as follows (in thousands):

Restructuring
Expense
Accrued restructuring expense at December 31, 2020	$-
Additions	11,655
Cash payments	(3,504)
Accrued restructuring expense at June 30, 2021	$8,151

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

Company Overview

We are a pharmaceutical company formerly focused on the development of tesetaxel, an investigational, orally administered chemotherapy agent that belongs to a class of drugs known as taxanes, which are widely used in the treatment of cancer. In March 2021, we announced the discontinuation of development of tesetaxel and our intent to wind down tesetaxel-related operations. As of June 30, 2021, we have transitioned all patients in tesetaxel studies to appropriate alternative therapies or facilitated continuation of treatment with tesetaxel under compassionate use programs where appropriate.

Results of Operations

The following table summarizes our results of operations for each of the periods below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Research and development expense	$18,625	$30,777	$49,553	$58,724
General and administrative expense	$3,429	$2,751	$6,319	$5,625
Other income, net	$39	$104	$89	$762

Research and Development Expense

All of our research and development expense incurred through March 22, 2021 had been incurred in connection with the development of tesetaxel and since then includes the wind-down of tesetaxel-related operations. Research and development expense includes non-personnel-related and personnel-related expense. Non-personnel-related expense primarily consists of expense incurred prior to the discontinuation of development of tesetaxel and includes expense related to: (i) clinical study site payments; (ii) manufacturing development, including manufacturing registration and validation batches of tesetaxel; (iii) acquiring clinical study materials and the clinical study supply chain; (iv) clinical and quality systems; and (v) pharmacokinetic studies. Personnel-related expense includes expense related to restructuring expense, salaries, bonuses and benefits and equity-based compensation for personnel engaged in research and development functions. We expect our research and development expense to decrease significantly due to the discontinuation of development of tesetaxel and wind-down of tesetaxel-related operations.

The following table summarizes our research and development expense for each of the periods below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Non-personnel expense:
Clinical development	$7,557	$19,542	$23,212	$36,077
Other	348	664	758	1,149
Total non-personnel expense	7,905	20,206	23,970	37,226
Personnel expense:
Restructuring expense	5,708	-	11,173	-
Salaries, bonuses and benefits	3,932	8,260	11,501	16,885
Equity-based compensation expense	1,080	2,311	2,909	4,613
Total personnel expense	10,720	10,571	25,583	21,498
Total research and development expense	$18,625	$30,777	$49,553	$58,724

Research and development expense was $18.6 million and $49.6 million for the three and six months ended June 30, 2021 respectively, compared to $30.8 million and $58.7 million, respectively, for the same periods in 2020. The decrease in research and development expense was due primarily to a decrease in activities and headcount in connection with our tesetaxel clinical development program, partially offset by restructuring expense recorded in 2021 related to one-time employee termination benefits in connection with the discontinuation of development of tesetaxel.

General and Administrative Expense

General and administrative expense includes non-personnel and personnel-related expense. Non‑personnel-related expense includes expense related to: (i) professional fees for legal, patent, consulting, accounting and audit services; (ii) insurance; and (iii) facilities and information technology. Personnel‑related expense includes expense related to salaries, bonuses and benefits, restructuring expense and equity-based compensation for personnel engaged in finance and administrative functions. We expect our general and administrative expense to decrease significantly due to the discontinuation of development of tesetaxel and wind‑down of tesetaxel-related operations.

The following table summarizes our general and administrative expense for each of the periods below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Non-personnel expense	$1,914	$1,486	$3,629	$2,928
Personnel expense:
Salaries, bonuses and benefits	791	981	1,679	2,129
Restructuring expense	465	-	482	-
Equity-based compensation expense	259	284	529	568
Total personnel expense	1,515	1,265	2,690	2,697
Total general and administrative expense	$3,429	$2,751	$6,319	$5,625

General and administrative expense was $3.4 million and $6.3 million for the three and six months ended June 30, 2021, respectively, compared to $2.8 million and $5.6 million, respectively, for the same periods in 2020. The increase in general and administrative expense was due primarily to the restructuring expense recorded in 2021 related to one-time employee termination benefits in connection with the discontinuation of development of tesetaxel.

Other Income, Net

Other income, net consists primarily of interest income generated from cash held in savings accounts. Other income, net also includes losses on disposal of property and equipment and gains and losses on foreign currency transactions.

Other income, net was $39,000 and $0.1 million for the three and six months ended June 30, 2021 and 2020, respectively, compared to $0.1 million and $0.8 million, respectively, for the same periods in 2020. The decrease in other income, net was due primarily to decreased interest income.

Liquidity and Capital Resources

As of June 30, 2021 and December 31, 2020, we had cash in the amount of $110.1 million and $157.3 million, respectively. We believe that our existing cash will be sufficient to meet our anticipated cash requirements through at least one year from the date this Quarterly Report on Form 10-Q is filed with the U.S. Securities and Exchange Commission (the “SEC”).

Net cash used in operating activities was $47.9 million and $56.5 million for the six months ended June 30, 2021 and 2020, respectively. Net cash used in operating activities was primarily the result of our net loss and change in working capital, partially offset by equity-based compensation expense, depreciation and amortization expense and non-cash lease expense.

In February 2021, we entered into an Open Market Sale Agreement; see Note 6 to our condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Significant Judgments and Estimates

We believe the estimates, assumptions and judgments involved in the accounting policies described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020 are most critical to understanding and evaluating our reported financial results. During the six months ended June 30, 2021, there were no changes to our critical accounting policies and estimates as described in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures

Management’s Evaluation of our Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures. Based on that evaluation of our disclosure controls and procedures as of June 30, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of such date are effective at the reasonable assurance level. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Item 1A. Risk Factors

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and Item 1A of our Quarterly Report on Form 10-Q for the period ended March 31, 2021. There have been no material changes from the risk factors disclosed in such reports.

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

Odonate Therapeutics, Inc.

Date: July 27, 2021	By:	/s/ Kevin Tang
Kevin Tang
Chairman and Chief Executive Officer
(principal executive officer)

/s/ Michael Hearne
Michael Hearne
Chief Financial Officer
(principal financial and accounting officer)